Form 10-Q
period 1997-02-28
RIVIERA TOOL CO
filed 1997-04-17
CIK 1018349

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549




                                 FORM 10 - Q



              Quarterly Report Under Section 13 or 15 (d) of the
                       Securities Exchange Act of 1934



                   For The Quarter Ended February 28, 1997
                      Commission File Number 001 - 12673




                             RIVIERA TOOL COMPANY



                            A Michigan Corporation
                I.R.S. Employer Identification No. 38- 2828870
          5460 Executive Parkway S.E., Grand Rapids, Michigan  49512
                         Telephone: (616) 698 - 2100



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months or such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                             Yes __X___ No _____


The number of  Common Shares outstanding at April 16, 1997 was 2,470,000.

                                    PART I
                            FINANCIAL INFORMATION

                                    INDEX



                                                                      Page No.
Item 1.  Financial Statements

         - Balance Sheets as of February 28, 1997 and August 31,
           1996.......................................................     3

         - Statements of Operations for the Three and Six Months
           Ended February 28, 1997 and 1996...........................     4

         - Statements of Cash Flows for the Six Months Ended
           February 28, 1997 and 1996.................................     5

         - Notes to Financial Statements..............................     6

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations...........     9

                                   PART II
                              OTHER INFORMATION
                                    INDEX


Item 1. Legal Proceedings - Incorporated by reference to Prospectus - "Business-Legal Proceedings" contained in Registrant's Registration Statement number 333-14187, effective March 3, 1997.

Item 2.  Changes in Securities - None

Item 3. Default Upon Senior Securities - Incorporated by reference to Prospectus - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in Registrant's Registration Statement number 333-14187, effective March 3, 1997.

Item 4.  Submission of Matters to a  Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8 - K

6(a)     Exhibits
         - 3(i-ii), 4(a-b), 10(a-h) - Incorporated by reference to the corresponding numbered exhibit contained in Registrant's Registration Statement number 333-14187, effective March 3, 1997.
         - 10i - LaSalle National Bank Loan Agreement, Revolving Loan Note, Term Note and Security Agreement dated March 7, 1997.
         - 10j - Assignment of Life Insurance Policy to NBD Bank dated March 3, 1997.
         - 10k - Assignment of Claim to NBD Bank dated March 3, 1997.
6(b)     Reports on Form 8-K - None

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS



                                 BALANCE SHEET




                                                                        February 28, 1997                  August 31,
                             ASSETS                                        (unaudited)                       1996
                             ------                                 -------------------------------      --------------
CURRENT ASSETS                                              Note        Actual          Pro-forma           Audited
                                                            ----     ------------     -------------      --------------
Cash........................................................        $       1,650     $       1,650     $           -
Accounts Receivable:
  Trade.....................................................            3,378,907         3,378,907         4,924,305
  Related Party.............................................              356,684           356,684           344,892
Costs and estimated gross profit in excess
  of billings on contracts in process.......................  2         6,397,201         6,397,201         5,549,823
Inventories.................................................              445,473           445,473           445,473
Prepaid expenses and other current assets...................              305,164           305,164           250,210
                                                                     ------------      ------------      ------------
        Total current assets................................           10,885,079        10,885,079        11,514,703
PROPERTY, PLANT AND EQUIPMENT, NET..........................  3         9,389,359         9,389,359         9,785,639
PERISHABLE TOOLING..........................................              672,923           672,923           759,258
OTHER ASSETS................................................            1,215,207           499,718           868,832
                                                                     ------------      ------------      ------------
        Total assets........................................        $  22,162,568     $  21,447,079     $  22,928,432
                                                                     ============      ============      ============

                      LIABILITIES AND
                    STOCKHOLDERS' EQUITY
                    --------------------
CURRENT LIABILITIES
  Notes payable.............................................  4     $   9,826,068     $          --     $  10,241,503
  Current portion of long-term debt.........................  4           712,182           955,220           926,861
  Current portion of capitalized lease obligations..........  4           361,640                --           409,225
  Accounts payable..........................................            2,621,584         2,635,037         2,913,878
  Accrued liabilities.......................................            1,075,682           962,621           692,271
                                                                     ------------      ------------      ------------
        Total Current liabilities...........................           14,597,156         4,552,878        15,183,738
CAPITALIZED LEASE OBLIGATIONS...............................                    -                             118,805
LONG-TERM DEBT..............................................  4           588,989         4,639,643           882,989
DEFERRED GAINS..............................................               30,766            30,766            61,540
ACCRUED LEASE OBLIGATIONS...................................              582,299           582,299           558,935
DEFERRED TAX LIABILITY......................................              567,700           567,700           395,700
PREFERRED STOCK - no par value,
  $100 mandatory redemption value:
    Authorized -- 5,000 shares
    Issued and outstanding - 475 shares at February
    28, 1997 and 1,425 shares at August 31, 1996............               50,552            50,552           139,072
Preferred Stock - no par value,
    Authorized - 200,000 shares
    Issued and outstanding - none...........................                    -                 -                 -
COMMON STOCKHOLDERS' EQUITY
Common stock - No par value:
  Authorized - 9,785,575 shares
  Issued and outstanding - 1,460,000 shares,
    2,470,000 shares on a Pro-Forma basis...................            4,392,752         9,670,887         4,392,752
Retained earnings...........................................            1,352,354         1,352,354         1,194,901
                                                                     ------------      ------------      ------------
        Total common stockholders' equity...................            5,745,106        11,023,241         5,587,653
                                                                     ------------      ------------      ------------
      Total liabilities and stockholders' equity............        $  22,162,568     $  21,447,079     $  22,928,432
                                                                     ============      ============      ============

                       See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                              For The Three Months Ended              For The Six Months Ended
                                                     February 28,                            February 28
                                            -----------------------------        ---------------------------------
                                               1997               1996                1997                 1996
                                           -----------        -----------        ------------          -----------
SALES...................................  $  5,405,086       $  4,629,274       $  10,885,299         $  9,563,694
COST OF SALES...........................     4,300,066          3,682,382           8,695,329            7,732,550
                                           -----------        -----------        ------------          -----------

      GROSS PROFIT......................     1,105,020            946,892           2,189,970            1,831,144

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..............................       438,909            400,681             869,440              822,366
                                           -----------        -----------        ------------          -----------

      INCOME FROM OPERATIONS                   666,111            546,211           1,320,530            1,008,778

OTHER INCOME (EXPENSE)
  Interest expense......................      (442,700)          (402,268)           (845,371)            (769,488)
  Gain on asset sales...................        15,387             48,298              30,774               85,700
                                           -----------        -----------        ------------          -----------
     TOTAL OTHER EXPENSE - NET                 427,313            353,770             814,597              683,788

INCOME BEFORE TAXES ON INCOME...........       238,798            192,441             505,933              324,990

INCOME TAXES............................        81,191             65,430             172,000              110,497
                                           -----------        -----------        ------------          -----------

     NET INCOME                                157,607            127,011             333,933              214,493

DIVIDENDS AND ACCRETION ON
  PREFERRED STOCK.......................         1,868              7,134               6,480               14,268
                                           -----------        -----------        ------------          -----------

NET INCOME AVAILABLE FOR COMMON
  SHARES................................  $    155,739       $    119,877       $     327,453         $    200,225
                                           ===========        ===========        ============          ===========

NET INCOME PER COMMON SHARE.............  $        .11       $        .08       $         .22         $        .14
                                           ===========        ===========        ============          ===========

COMMON SHARES OUTSTANDING...............     1,460,000          1,460,000           1,460,000            1,460,000
                                           ===========        ===========        ============          ===========

PRE-OFFERING PREFERENTIAL DIVIDEND
  DECLARED..............................  $    170,000                          $     170,000
                                           ===========                           ============



                       See notes to financial statements

                             RIVIERA TOOL COMPANY
                           STATEMENT OF CASH FLOWS
                                 (UNAUDITED)


                                                                         For the Six Months Ended
                                                                                February 28,
                                                                     ----------------------------------
                                                                        1997                   1996
                                                                     -----------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income....................................................    $    333,933          $     214,493
  Adjustments to reconcile net income to net cash
    from operating activities:
      Depreciation and amortization.............................         643,045                582,254
      Amortization of deferred gain.............................         (30,774)               (74,402)
      Deferred taxes............................................         172,000                110,497
      Bad debt expense..........................................        (137,378)                    --
      (Increase) decrease in assets:
         Accounts receivable....................................       1,670,984              1,004,613
         Costs and estimated gross profit in excess of
           billings on contracts in process.....................        (847,378)            (3,598,117)
         Perishable tooling.....................................          86,335                     --
         Prepaid expenses and other current assets..............         (54,954)               (16,520)
      Increase (decrease) in liabilities:
         Accounts payable.......................................        (342,294)              (307,341)
         Accrued lease expense..................................          23,364                 28,032
         Accrued liabilities....................................         213,411                170,510
                                                                     -----------           ------------
           Net cash provided by (used in)
             operating activities...............................       1,730,294             (1,885,981)

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in other assets......................................         (10,753)                    --
  Additions to property, plant and equipment....................        (181,223)                30,716
                                                                     -----------           ------------
           Net cash provided by (used in) investing
             activity...........................................        (191,976)                30,716

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from (repayments of) short-
    term debt...................................................        (415,435)             2,800,563
  Principal payments under capital lease obligations............        (166,390)              (168,951)
  Principal payments on long-term debt..........................        (508,679)              (775,628)
  Redemption of preferred stock.................................         (95,000)                    --
  Capitalized refinancing costs.................................        (351,164)                    --
                                                                     -----------           ------------
           Net cash provided by (used in) financing
             activities.........................................      (1,536,668)             1,855,984
                                                                     -----------           ------------
NET INCREASE IN CASH............................................    $      1,650          $         719
CASH - Beginning of Period......................................               0                  3,188
                                                                     -----------           ------------

CASH - End of Period............................................    $      1,650          $       3,907
                                                                     ===========           ============

                       See notes to financial statements

                             RIVIERA TOOL COMPANY

                        NOTES TO FINANCIAL STATEMENTS
                              FEBRUARY 28, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements (the "Financial Statements") of Riviera Tool Company (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Financial Statements do not include all the information and footnotes normally included in the annual financial statements prepared in accordance with generally accepted accounting principles.

In the opinion of management, the Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly such information in accordance with generally accepted accounting principles. These Financial Statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Prospectus dated March 4, 1997, for the fiscal year ended August 31, 1996.

The results of operations for the three and six month periods ended February 28, 1997 are not indicative of the results to be expected for the full year.

PRO-FORMA FINANCIAL STATEMENTS
The accompanying Pro-Forma balance sheet as of February 28, 1997 reflects the effect of the completion of the initial public offering of the Company's 1,010,000 shares of common stock as described in the Company's Prospectus dated March 4, 1997 and events as disclosed in Note 8 - Subsequent Events included herein.


NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:


                                                               February 28,        August 31,
                                                                   1997               1996
                                                               -----------        -----------
Costs incurred on contracts in process under the
  percentage-of-completion method...........................  $  15,900,811      $  10,844,647
Estimated gross profit......................................        500,125            900,375
                                                               ------------       ------------
    Total...................................................     16,400,936         11,745,022
Less progress payments received and progress billings
  to date...................................................     10,010,793          6,353,779
Plus costs incurred on contracts in process under the
  completed contract method.................................          7,058            158,580
                                                               ------------       ------------
        Costs and estimated gross profit in excess of
          billings on contracts in process..................  $   6,397,201      $   5,549,823
                                                               ============       ============

Included in estimated gross profit for August 31, 1996 and February 28, 1997 are jobs with losses accrued of $264,890 and $610,448, respectively.

                             RIVIERA TOOL COMPANY

                        NOTES TO FINANCIAL STATEMENTS
                              FEBRUARY 28, 1997


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:


                                                                 February 28,                 August 31,
                                                                     1997                        1996
                                                                 ------------               ------------
Lease and leasehold improvements....................            $   1,553,206              $   1,553,206
Office furniture and fixtures.......................                  186,909                    186,909
Machinery and equipment.............................               14,885,619                 14,704,396
Transportation equipment............................                   99,935                     99,935
                                                                 ------------               ------------
  Total cost........................................               16,725,669                 16,544,446
Accumulated depreciation and amortization...........                7,336,310                  6,758,807
                                                                 ------------               ------------
  Net carrying amount...............................            $   9,389,359              $   9,785,639
                                                                 ============               ============
Depreciation expense for the period.................                  524,757                  1,081,680
Amortization expense for the period.................                   52,746                     93,548
                                                                 ------------               ------------
Depreciation and amortization expense for the period            $     577,503              $   1,175,228
                                                                 ============               ============

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT


                                                                                          August 31,
NOTES PAYABLE                                               February 28, 1997                1996
-------------                                           ---------------------------       ----------
                                                          Actual        Pro-forma
                                                        ----------    -------------
Revolving bank credit line. collaterlized by
substantially all assets of the Company. The
agreement provides for borrowing, subject
to certain collateral requirements of up to
$10,500,000, and bears interest at 4% above
the bank's prime rate at February 28, 1997...           $  9,826,068  $     ---          $  10,241,503
                                                         ===========   ============       ============

LONG-TERM DEBT
--------------

Note payable to bank, payable in monthly
installments of $40,000 plus interest of 4%
above the bank's prime rate ..................               136,962          ---              376,962

Note payable to financial institution, payable
in monthly installments of $39,945, including
interest at 9.9%..............................               899,025        899,025          1,088,532

Note payable to financial institution,
payable in monthly installments of $15,000,
including interest at 7%......................               265,184        265,184            344,356

Note payable to bank, payable in monthly
installments of $31,667 plus  interest of 1%
above the bank's prime rate (an effective rate
of 9.25%),....................................               ---          1,900,000              ---

                             RIVIERA TOOL COMPANY

                        NOTES TO FINANCIAL STATEMENTS
                              FEBRUARY 28, 1997

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)



                                            February 28,              August 31,
LONG-TERM DEBT - CONTINUED                      1997                     1996
                                   ----------------------------     ------------
                                      Actual         Pro-forma
                                   -----------      -----------

Revolving bank credit line,
collaterlized by substantially
all assets of the Company. The
agreement provides for
borrowing, subject to certain
collateral requirements of up
to $8,000,000, and bears
interest at 1% above the
bank's prime rate (an
effective rate of 9.25%), due
December 1, 1998. The
agreement is subject to
certain loan covenants and
requires a quarterly
commitment fee of .05% per
annum on the average daily
unused portion of the
revolving credit line.......          ---             2,530,644        ---
                                   -----------      -----------     ------------
  Total long-term debt........       1,301,171        5,594,863        1,809,850
  Total current portion.......         712,182          955,220          926,861
                                   -----------      -----------     ------------
  Long-term debt - Net........    $    588,989     $  4,639,643    $     882,989
                                   ===========      ===========     ============

In connection with the line of credit and notes payable to certain banks as of August 31, 1996 and February 28, 1997, the Company has agreed to certain covenants. As of August 31, 1996 and February 28, 1997, the Company was in violation of such covenants and therefore, has reclassified those debt obligations as current liabilities. Subsequent to February 28, 1997 the Company refinanced such debt with LaSalle National Bank and was in compliance with all covenants under such refinancing.


NOTE  5- SUBSEQUENT EVENT

On March 4, 1997, the Company completed an offering of 1,010,000 shares of Common Stock at an offering price of $7.00 per share (the "Offering"). The Company has granted the Underwriters (National Securities Corporation) a 45-day option to purchase up to an additional 151,500 additional shares of Common Stock to cover over-allotments at the same price per share as the initial shares purchased from the Company. The net proceeds of $5,723,500 (after underwriting discounts and commissions of $707,000 or $.70 per share and expenses of the Offering ($639,500) were utilized to reduce financial institution indebtedness previously incurred.

On March 4, 1997, the Company refinanced its' revolving line of credit and term debt facilities with LaSalle National Bank. Under the terms of the financing the Company has a $8.0 million revolving line of credit and a $1.9 million five year term debt, both at an annual interest rate of prime plus 1%.


NOTE  6 - DIVIDENDS

Pursuant to a Shareholder Agreement dated October 31, 1996 between Motor Wheel Corporation and Riviera Holding Company, the Company had declared a preferential dividend of approximately $170,000 on the shares of Common Stock owned by Riviera Holding Company to pay the income tax payable by Riviera Holding Company as a result of the lapse of options by Motor Wheel Corporation to purchase common stock owned by Riviera Holding Company and as a result of the dividend itself. This dividend has been declared, but unpaid as of February 28, 1997.

                             RIVIERA TOOL COMPANY


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Statement of Operations as a percentage of sales.


                                               For The Three Months    For The Six Months
                                                Ended February 28,     Ended February 28
                                               --------------------    ------------------
                                                   1997     1996          1997       1996
                                                  ------   ------       ------     ------
SALES.......................................      100.0%   100.0%       100.0%     100.0%
COST OF SALES...............................       79.6%    79.5%        79.9%      80.9%
                                                  ------   ------       ------     ------

        GROSS PROFIT........................       20.4%    20.5%        20.1%      19.1%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE         8.1%     8.7%         8.0%       8.6%
                                                  ------   ------       ------     ------

        INCOME FROM OPERATIONS..............       12.3%    11.8%        12.1%      10.5%

OTHER INCOME (EXPENSE)
 INTEREST EXPENSE...........................        8.2%     8.7%         7.7%       8.0%
 GAIN ON ASSET SALES........................         .3%     1.0%          .3%        .9%
                                                  ------   ------       ------     ------
    TOTAL OTHER EXPENSE - NET...............        7.9%     7.7%         7.4%       7.1%

        INCOME BEFORE TAXES ON INCOME.......        4.4%     4.1%         4.7%       3.4%

INCOME TAXES................................        1.5%     1.4%         1.6%       1.2%
                                                  ------   ------       ------     ------

        NET INCOME..........................        2.9%     2.7%         3.1%       2.2%
                                                  ======   ======       ======     ======


COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 1997 TO THE THREE MONTHS ENDED FEBRUARY 28, 1996

REVENUES -- Revenues for the three months ended February 28, 1997 totaled $5.4 million as compared to $4.6 million for the three months ended February 28, 1996, an increase of $.8 million or 17%. This revenue increase was due to the Company's increased backlog.

COST OF SALES -- Cost of sales increased from $3.7 million for the three months ended February 28, 1996 to $4.3 million for the three months ended February 28, 1997. As a percent of revenue, cost of sales for the three months ended February 28, 1997 was 79.6% compared to 79.5% for the three months ended February 28, 1996. The increase in cost of sales was largely due to an increase in the Company's revenue during this period.

S,G & A EXPENSES -- Selling, general and administrative expenses increased from approximately $401,000 for the three months ended February 28, 1996 to approximately $439,000 for the three months ended February 28, 1997. This increase was largely due to an increase in legal and professional expenses ($57,000) and a decrease in selling expenses ($24,000). As a percentage of revenue, selling, general and administrative expenses were 8.1% for the three months ended February 28, 1997 compared to 8.7% for the three months ended February 28,1996.

INTEREST EXPENSE -- Interest expense for the three months ended February 28, 1997 was approximately $443,000 compared to approximately $402,000 for the three months ended February 28, 1996. This increase was largely due to bank fees of $93,750 the Company paid to its primary lender in extending its revolving line of credit and term debt during the three months ended February 28, 1997. As a percentage of revenue, interest expense decreased from 8.7% for the three months ended February 28, 1996 as compared to 8.2% for the three months ended February 28, 1997.



COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 1997 TO THE SIX MONTHS ENDED FEBRUARY 28, 1996

REVENUES -- Revenues for the six months ended February 28, 1997 totaled $10.9 million as compared to $9.6 million for the six months ended February 28, 1996, an increase of $1.3 million or 14%. This revenue increase was due to the Company's increased backlog.

COST OF SALES -- Cost of sales increased from $7.7 million for the six months ended February 28, 1996 to $8.7 million for the six months ended February 28, 1997. As a percent of revenue, cost of sales for the six months ended February 28, 1997 was 79.9% compared to 80.9% for the six months ended February 28, 1996. The increase in cost of sales was largely due to an increase in the Company's revenue during this period.

S,G & A EXPENSES -- Selling, general and administrative expenses increased from approximately $822,000 for the six months ended February 28, 1996 to approximately $869,000 for the six months ended February 28, 1997. This increase was largely due to an increase in legal and professional expenses ($70,000) and a decrease in selling expenses ($23,000). As a percentage of revenue, selling, general and administrative expenses were 8.0% for the six months ended February 28, 1997 compared to 8.6% for the six months ended February 28,1996.

INTEREST EXPENSE -- Interest expense for the six months ended February 28, 1997 was approximately $845,000 compared to approximately $769,000 for the six months ended February 28, 1996. This increase was largely due to the Company paying bank fees of $125,000 to its primary lender in extending its revolving line of credit and term debt during the six months ended February 28, 1997. As a percentage of revenue, interest expense decreased from 8.0% for the six months ended February 28, 1996 as compared to 7.7% for the six months ended February 28, 1997.


FEDERAL INCOME TAXES
The effective federal income tax rate was 34% for the three and six months ended February 28, 1997 and 1996. As of August 31, 1996, the Company had approximately $4.2 million of net operating loss carryforwards that expire 2006 through 2009, investment tax credit carryforwards of approximately $246,700 that expire 1998 through 2003 and alternative minimum tax credits of approximately $40,000, the use of which do not expire.


LIQUIDITY AND CAPITAL RESOURCES
During the six months ended February 28, 1997, the Company's cash provided from operating activities was $1,730,294. The capital provided from operating activities was primarily due to the change in the Company's Accounts Receivable.

From Investing Activities, the Company increased it's other assets by $10,753 and acquired additional machinery and equipment fof $181,223 for a total of $191,976 during the six months ended February 28, 1997.

From Financing Activities, the Company used in financing activities a total of $1,536,668 during the six months ended February 28, 1997. During the six months ended February 28, 1997, the Company reduced financial institution debt ($924,114), capital lease obligations ($166,390), redeemed 950 shares of the Company's Redeemable Preferred Stock ($95,000) and incurred an additional $351,164 of capitalized costs in connection with the Company's initial public offering.

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 15, 1997


                                         RIVIERA TOOL COMPANY



                                         /s/ Kenneth K. Rieth
                                         -------------------------------
                                         Kenneth K. Rieth
                                         President and Chief Executive
                                          Officer



                                         /s/ Peter C. Canepa
                                         -------------------------------
                                         Peter C. Canepa
                                         Principal Financial
                                          and Accounting Officer