Form 10-Q
period 1997-05-31
RIVIERA TOOL CO
filed 1997-06-20
CIK 1018349

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




                                  FORM 10 - Q



               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934



                       For The Quarter Ended May 31, 1997
                       Commission File Number 001 - 12673




                              RIVIERA TOOL COMPANY



                             A Michigan Corporation
                 I.R.S. Employer Identification No. 38- 2828870
           5460 Executive Parkway S.E., Grand Rapids, Michigan  49512
                          Telephone: (616) 698 - 2100



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes __X___ No _____


The number of  Common Shares outstanding at June 19, 1997 was 2,485,000.

                                     PART I
                             FINANCIAL INFORMATION

                                     INDEX



                                                                        Page No.
Item 1.  Financial Statements
         Balance Sheets as of May 31, 1997 and August 31, 1996........     3

         Statements of Operations for the Nine and Three Months Ended
         May 31, 1997 and 1996........................................     4

         Statements of Cash Flows for the Nine Months Ended May 31,
         1997 and 1996................................................     5

         Notes to Financial Statements................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................     8

                                    PART II
                               OTHER INFORMATION
                                     INDEX


Item 1.  Legal Proceedings - Incorporated by reference to Prospectus -
         "Business-Legal Proceedings" contained in Registrant's Registration
         Statement number 333-14187, effective March 3, 1997.

Item 2.  Changes in Securities - None

Item 3.  Default Upon Senior Securities - None

Item 4.  Submission of Matters to a  Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8 - K .
6(a)     Exhibits - None
6(b)     Reports on Form 8-K - None

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                 BALANCE SHEET




                                                                 MAY 31,
                       ASSETS                                      1997            AUGUST 31, 1996
                       ------                               ------------------  ---------------------
CURRENT ASSETS                                        NOTE     (UNAUDITED)            (AUDITED)
                                                      ----  ------------------  ---------------------
 Cash...............................................        $          162,432  $                   -
 Accounts Receivable:
  Trade.............................................                 4,615,779              4,924,305
  Related Party.....................................                   229,434                344,892
 Costs and estimated gross profit in excess
  of  billings on contracts in process.............  2               6,423,727              5,549,823
 Inventories.......................................                    445,473                445,473
 Prepaid expenses and other current assets.........                    347,412                250,210
                                                            ------------------  ---------------------
      Total current assets..........................                12,224,257             11,514,703
PROPERTY, PLANT AND EQUIPMENT, NET..................  3              9,295,300              9,785,639
PERISHABLE TOOLING..................................                   632,050                759,258
OTHER ASSETS........................................                   447,946                868,832
                                                            ------------------  ---------------------
      Total assets..................................        $       22,599,553            $22,928,432
                                                            ==================  =====================
                  LIABILITIES AND
                STOCKHOLDERS' EQUITY
----------------------------------------------------
CURRENT LIABILITIES
 Notes payable......................................  4     $                -  $          10,241,503
 Current portion of long-term debt..................  4                968,373                926,861
 Current portion of capitalized lease obligations...  4                      -                409,225
 Accounts payable...................................                 1,131,140              2,913,878
 Accrued liabilities................................                   530,205                692,271
                                                            ------------------  ---------------------
      Total Current liabilities.....................                 2,629,718             15,183,738
CAPITALIZED LEASE OBLIGATIONS.......................                         -                118,805
LONG-TERM DEBT......................................  4              7,302,718                882,989
DEFERRED GAINS......................................                    15,379                 61,540
ACCRUED LEASE OBLIGATIONS...........................                   593,981                558,935
DEFERRED TAX LIABILITY..............................                   694,957                395,700
PREFERRED STOCK - no par value,
 $100 mandatory redemption value:
  Authorized -- 5,000 shares
  Issued and outstanding - 1,425 shares at
  August 31, 1996 and 475 shares at May 31,
  1997..............................................                    54,777                139,072
Preferred Stock - no par value,
  Authorized - 200,000 shares
  Issued and outstanding - none.....................                         -                      -
COMMON STOCKHOLDERS' EQUITY
 Common stock - No par value:
  Authorized - 9,785,575 shares
  Issued and outstanding - 1,460,000 shares at
  August 31, 1996 and 2,470,000 shares at May 31,
  1997..............................................                 9,631,642              4,392,752
 Retained earnings..................................                 1,676,381              1,194,901
                                                            ------------------  ---------------------
      Total common stockholders' equity.............                11,308,023              5,587,653
      Total liabilities and stockholders'                   ------------------  ---------------------
        equity......................................        $       22,599,553  $          22,928,432
                                                            ==================  =====================

                       See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)






                                             FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                       MAY 31,                               MAY 31
                                            --------------------------        --------------------------------
                                                  1997         1996                 1997               1996
                                            ------------  ------------        --------------     -------------
SALES...................................    $  5,000,864  $  4,457,817        $   15,886,163     $  14,021,511
COST OF SALES...........................       3,915,605     3,501,096            12,610,934        11,233,646
                                            ------------  ------------        --------------     -------------
     GROSS PROFIT                              1,085,259       956,721             3,275,229         2,787,865
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES..............         354,947       451,311             1,224,387         1,273,677
                                            ------------  ------------        --------------     -------------
     INCOME FROM OPERATIONS                      730,312       505,410             2,050,842         1,514,188

OTHER INCOME (EXPENSE)
   Interest expense.....................        (375,463)     (418,325)           (1,220,834)       (1,187,813)
   Gain on asset sales..................          15,387        36,940                46,161           122,640
                                            ------------  ------------        --------------     -------------
     TOTAL OTHER EXPENSE - NET                   356,076       381,385             1,170,673         1,065,173

INCOME BEFORE TAXES ON INCOME...........         374,236       124,025               880,169           449,015

INCOME TAXES............................         127,231        45,003               299,257           162,000
                                            ------------  ------------        --------------     -------------
          NET INCOME....................         247,005        79,022               580,912           287,015

DIVIDENDS AND ACCRETION ON
   PREFERRED STOCK......................           2,952         7,134                 9,432            14,268
                                            ------------  ------------        --------------     -------------
NET INCOME AVAILABLE FOR COMMON
   SHARES...............................    $    244,053  $     71,888        $      571,480     $     272,747
                                            ============  ============        ==============     =============

NET INCOME PER COMMON SHARE.............    $        .14  $        .05        $          .33     $         .19
                                            ============  ============        ==============     =============
COMMON SHARES OUTSTANDING...............       1,712,500     1,460,000             1,712,500         1,460,000
                                            ============  ============        ==============     =============
PRE-OFFERING PREFERENTIAL  DIVIDEND
(See note 5)............................    $    (80,000) $    -              $       90,000                 -
                                            ============  ============        ==============     =============

                       See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)






                                                        FOR THE NINE MONTHS ENDED
                                                                 MAY 31,
                                                        1997                1996
                                                    -----------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income....................................... $   580,912         $      287,015
  Adjustments to reconcile net income to net cash
    from operating activities:
      Depreciation and amortization................   1,069,560                830,234
      Amortization of deferred gain................     (46,161)              (111,602)
      Deferred taxes...............................     299,257                162,000
      Bad debt expense.............................    (137,378)                     -
      Preferred Stock Accretion....................      10,705                      -
      (Increase) decrease in assets:                                                 -
         Accounts receivable.......................     561,362              2,010,125
         Costs and estimated gross profit in
         excess of billings on contracts in
         process...................................    (873,904)            (3,955,318)
         Perishable tooling........................     127,208                      -
         Prepaid expenses and other current assets.     (97,202)               (45,409)
      Increase (decrease) in liabilities:
         Accounts payable..........................  (1,782,738)              (903,578)
         Accrued lease expense.....................      35,046                 42,049
         Accrued liabilities.......................    (162,066)                97,748
                                                    -----------         --------------
           Net cash provided by (used in)
             operating activities..................    (415,399)            (1,586,736)

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in other assets.........................     (10,753)                49,850
  Additions to property, plant and equipment.......    (490,339)                75,648
                                                    -----------         --------------
         Net cash provided by (used in) investing
           activity................................    (501,092)               125,498

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) short-
 term debt......................................... (10,241,503)             2,107,068
Net proceeds from issuance of common stock.........   5,238,890                      -
Principal(payments)/proceeds from long-term debt...   5,933,211               (649,018)
Redemption of preferred stock......................     (95,000)                     -
Preferential dividend paid.........................     (90,000)                     -
Capitalized refinancing costs......................     333,325                      -
                                                    -----------         --------------
         Net cash provided by (used in) financing
           activities..............................   1,078,923              1,458,050
                                                    -----------         --------------
NET INCREASE IN CASH............................... $   162,432         $       (3,188)
CASH - Beginning of Period.........................           -                  3,188
                                                    -----------         --------------
CASH - End of Period............................... $   162,432         $            -
                                                    ===========         ==============

                       See notes to financial statements

                              RIVIERA TOOL COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1997


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

The results of operations for the three and nine month periods ended May 31, 1997 are not indicative of the results to be expected for the full year.


NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:


                                                                MAY 31,             AUGUST 31,
                                                                 1997                 1996
                                                            ---------------    ----------------
Costs incurred on contracts in process under the            $
   percentage of completion method...................            15,611,119    $     10,844,647
Estimated gross profit...............................               650,601             900,375
                                                            ---------------    ----------------
        Total........................................            16,261,720          11,745,022
Less progress payments received and progress
   billings to date..................................             9,840,887           6,353,779
Plus costs incurred on contracts in process under
   the completed contract method.....................                 2,894             158,580
                                                            ---------------    ----------------
        Costs and estimated gross profit in excess
          of billings on contracts in process........       $     6,423,727    $      5,549,823
                                                            ===============    ================

Included in estimated gross profit for August 31, 1996 and May 31, 1997 are jobs with losses accrued of $264,890 and $99,351, respectively.


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:


                                                        MAY 31,     AUGUST 31,
                                                         1997         1996
                                                      -----------  -----------

Lease and leasehold improvements....................  $ 1,553,206  $ 1,553,206
Office furniture and fixtures.......................      186,909      186,909
Machinery and equipment.............................   15,080,310   14,704,396
Transportation equipment............................       99,935       99,935
                                                      -----------  -----------
     Total cost.....................................   16,920,360   16,544,446
Accumulated depreciation and amortization...........    7,625,060    6,758,807
                                                      -----------  -----------
     Net carrying amount............................  $ 9,295,300  $ 9,785,639
                                                      ===========  ===========
Depreciation expense for the period.................      911,980    1,081,680
Amortization expense for the period.................       52,746       93,548
                                                      -----------  -----------
Depreciation and amortization expense for the
period..............................................  $   964,726  $ 1,175,228
                                                      ===========  ===========

                              RIVIERA TOOL COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1997

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT



                                                             May 31,      August 31,
NOTES PAYABLE                                                 1997          1996
                                                          ----------    ------------
Revolving bank credit line collaterlized by
substantially all assets of the Company. The agreement
provides for borrowing, subject to certain collateral
requirements of up to $10,500,000, and bears interest
at 4% above the bank's prime rate.......................  $       --    $ 10,241,503
                                                          ==========    ============
LONG-TERM DEBT

Note payable to bank, payable in monthly installments
of $40,000 plus interest of 4% above the bank's prime
rate....................................................          --         376,962
Note payable to financial institution, payable in
monthly installments of $39,945, including interest at
9.9%....................................................     800,635       1,088,532
Note payable to financial institution, payable in
monthly installments of $15,000, including interest at
7%......................................................     224,625         344,356
Note payable to bank, payable in monthly installments
of $31,667 plus interest of 1% above the bank's prime
rate (an effective rate of 9.5%),.......................   1,836,667              --
Revolving bank credit line, collaterlized by
substantially all assets of the Company. The agreement
provides for borrowing, subject to certain collateral
requirements of up to $8,000,000, and bears interest at
1% above the bank's prime rate (an effective rate of
9.5%), due December 1, 1998. The agreement is subject
to certain loan covenants and requires a quarterly
commitment fee of .05% per annum on the average daily
unused portion of the revolving credit line.............   5,409,164              --
                                                          ----------    ------------
  Total long-term debt..................................   8,271,091       1,809,850
  Total current portion.................................     968,373         926,861
                                                          ----------    ------------
  Long-term debt - Net..................................  $7,302,718    $    882,989
                                                          ==========    ============

In connection with the line of credit and notes payable to certain banks as of August 31, 1996, the Company had agreed to certain covenants. As of August 31, 1996, the Company was in violation of such covenants and therefore, had reclassified those debt obligations as current liabilities. During the quarter ended May 31, 1997 the Company refinanced such debt with LaSalle National Bank and was in compliance with all covenants under such refinancing. Subsequent to the quarter ended May 31, 1997 (June 12, 1997), the Company refinanced all of its existing debt with Old Kent Bank. Under such financing, the Company increased its Revolving Line of Credit to $10.0 million, refinanced all existing term debt into a $3.25 million five year debt and received a $4.0 million Non-Revolving Equipment Line of Credit. The interest rate on the refinancing is the bank's prime rate plus .25% (an effective rate of 8.75%).


NOTE 5 - DIVIDENDS

Pursuant to a Shareholder Agreement dated October 31, 1996 between Motor Wheel Corporation and Riviera Holding Company, the Company had declared a preferential dividend of approximately $170,000 on the shares of Common Stock owned by Riviera Holding Company to pay the income tax payable by Riviera Holding Company as a result of the lapse of options by Motor Wheel Corporation to purchase common stock owned by Riviera Holding Company and as a result of the dividend itself. During the quarter ended February 28, 1997 this dividend was declared, but unpaid. During the quarter ended May 31, 1997, the actual dividend paid was $90,000. As a result the difference between the dividend declared and the dividend paid ($80,000) was reversed during the three months ended May 31, 1997.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Statement of Operations as a percentage of sales.



                                      FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                          ENDED MAY 31,            ENDED MAY 31
                                      --------------------     ---------------------
                                         1997     1996             1997       1996
                                      --------  -------        ----------    -------

SALES...............................     100.0%   100.0%            100.0%     100.0%
COST OF SALES.......................      78.3%    78.5%             79.4%      80.1%
                                      --------  -------        ----------    -------
            GROSS PROFIT                  21.7%    21.5%             20.6%      19.9%

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSE.............................       7.1%    10.1%              7.7%       9.1%
                                      --------  -------        ----------    -------
            INCOME FROM OPERATIONS..      14.6%    11.4%             12.9%      10.8%

OTHER INCOME (EXPENSE)
  INTEREST EXPENSE..................      .7.4%     9.4%              7.7%       8.5%
  GAIN ON ASSET SALES...............        .3%      .8%               .3%        .9%
                                      --------  -------        ----------    -------
       TOTAL OTHER EXPENSE - NET....       7.1%     8.6%              7.4%       7.6%

 INCOME BEFORE TAXES ON INCOME......       7.5%     2.8%              5.5%       3.2%

INCOME TAXES........................       2.5%     1.1%              1.9%       1.2%
                                      --------  -------        ----------    -------
          NET INCOME................       5.0%     1.7%              3.6%       2.0%
                                      ========  =======        ==========    =======

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 1997 TO THE THREE MONTHS ENDED MAY 31, 1996.

REVENUES -- Revenues for the three months ended May 31, 1997 totaled $5.0 million as compared to $4.5 million for the three months ended May 31, 1996, an increase of $0.5 million or 12%. This revenue increase was due to the Company's increase in orders and contract backlog.

COST OF SALES -- Cost of sales increased from $3.5 million for the three months ended May 31, 1996 to $3.9 million for the three months ended May 31, 1997. The increase in cost of sales was largely due to an increase in the Company's revenue during the three month period. As a percent of revenue, cost of sales for the three months ended May 31, 1997 was 78.3% compared to 78.5% for the three months ended May 31, 1996.

S,G & A EXPENSES -- Selling, general and administrative expenses decreased from approximately $451,000 for the three months ended May 31, 1996 to approximately $325,000 for the three months ended May 31, 1997. This decrease was largely due to an decrease in legal and professional expenses ($40,000), decrease in selling expenses ($53,000) and decrease in deferred compensation expense ($37,000). As a percentage of revenue, selling, general and administrative expenses were 7.1% for the three months ended May 31, 1997 compared to 10.1% for the three months ended May 31,1996.

INTEREST EXPENSE -- Interest expense for the three months ended May 31, 1997 was approximately $375,000 (including $27,000 in tax agencies interest, $86,000 of bank fees paid to its former primary lender and $21,000 in capital lease prepayment fees) as compared to approximately $418,000 for the three months ended May 31, 1996. As a percentage of revenue, interest expense decreased from 9.4% for the three months ended May 31, 1996 as compared to 7.4% for the three months ended May 31, 1997.

COMPARISON OF THE NINE MONTHS ENDED MAY 31,1997 TO THE NINE MONTHS ENDED MAY 31,1996

REVENUES -- Revenues for the nine months ended May 31, 1997 totaled $15.9 million as compared to $14.0 million for the nine months ended May 31, 1996, an increase of $1.9 million or 13%. This revenue increase was due to the Company's increase in orders and contract backlog.

COST OF SALES -- Cost of sales increased from $11.2 million for the nine months ended May 31, 1996 to $12.6 million for the nine months ended May 31, 1997. The increase in cost of sales was largely due to an increase in the Company's revenue during this period. As a percent of revenue, cost of sales for the nine months ended May 31, 1997 was 79.4% compared to 80.1% for the nine months ended May 31, 1996.

S,G & A EXPENSES -- Selling, general and administrative expenses were approximately $1.2 million for the nine months ended May 31, 1996 as compared to the same for the nine months ended May 31, 1997. Fluctuations of expenses included an increase in legal and professional expenses ($30,000), an increase on office salaries ($72,000), an increase in public company costs ($33,000), a decrease in selling expenses ($74,000), and a decrease in deferred compensation expense ($63,000). As a percentage of revenue, selling, general and administrative expenses were 7.7% for the nine months ended May 31, 1997 compared to 9.1% for the nine months ended May 31,1996 as a result of the increase in revenue for the nine months ended May 31, 1997.

INTEREST EXPENSE -- Interest expense for the nine months ended May 31, 1997 was approximately $1.2 million, the same amount for the nine months ended May 31, 1996. As a percentage of revenue, interest expense decreased from 8.5% for the nine months ended May 31, 1996 as compared to 7.7% for the nine months ended May 31, 1997 as a result of the increase in revenue for the nine months ended May 31, 1997.


FEDERAL INCOME TAXES
The effective federal income tax rate was 34% for the three and nine months ended May 31, 1997 and 1996. As of August 31, 1996, the Company had approximately $4.2 million of net operating loss carryforwards that expire 2006 through 2009, investment tax credit carryforwards of approximately $246,700 that expire 1998 through 2003 and alternative minimum tax credits of approximately $40,000, the use of which do not expire.


LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended May 31, 1997, the Company's cash used in operating activities was $415,399. The capital provided from operating activities was primarily due to the decrease in the Company's Accounts Receivable ($561,362) and increase in Work-in-Process ($873,904) and Accounts Payable ($1,782,739).

From Investing Activities, the Company increased it's other assets by $10,753 and acquired additional machinery and equipment of $490,339 for a total of $501,092 during the nine months ended May 31, 1997.

From Financing Activities, the Company was provided from financing activities a total of $1,078,923 during the nine months ended May 31, 1997. During the nine months ended May 31, 1997, the Company reduced financial institution debt and capital lease obligations (net of $4,308,292), received proceeds from issuance of 1,010,000 shares of common stock net of $5,238,890), redeemed 950 shares of 8% mandatory redeemable preferred stock ($95,000) and paid a preferential dividend ($90,000).

6/19/97


                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 20, 1997


                            Riviera Tool Company

                            /s/ Kenneth K. Rieth
                            -------------------------------------
                            Kenneth K. Rieth
                            President and Chief Executive Officer
                            (Principal Executive Officer)


                            /s/ Peter C. Canepa
                            -------------------------------------
                            Peter C. Canepa
                            Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

                              INDEX TO EXHIBITS

EXHIBIT NO.                                        DESCRIPTION
-----------                                        -----------
     27                                            Financial Data Schedule