Form 10-Q/A
period 1997-05-31
RIVIERA TOOL CO
filed 1997-07-18
CIK 1018349

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549





                                  FORM 10 - Q/A




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

                              Yes __X___ No _____



The number of  Common Shares outstanding at July 17, 1997 was 2,485,000.

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
                                                            ==================  =====================

                       See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)






                                             FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                       MAY 31,                               MAY 31
                                            --------------------------        --------------------------------
                                                  1997         1996                 1997               1996
                                            ------------  ------------        --------------     -------------
SALES...................................    $  5,000,864  $  4,457,817        $   15,886,163     $  14,021,511
COST OF SALES...........................       3,915,605     3,501,096            12,610,934        11,233,646
                                            ------------  ------------        --------------     -------------
     GROSS PROFIT                              1,085,259       956,721             3,275,229         2,787,865
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES..............         354,947       451,311             1,224,387         1,273,677
                                            ------------  ------------        --------------     -------------
     INCOME FROM OPERATIONS                      730,312       505,410             2,050,842         1,514,188

OTHER INCOME (EXPENSE)
   Interest expense.....................        (375,463)     (418,325)           (1,220,834)       (1,187,813)
   Gain on asset sales..................          15,387        36,940                46,161           122,640
                                            ------------  ------------        --------------     -------------
     TOTAL OTHER EXPENSE - NET                   356,076       381,385             1,170,673         1,065,173

INCOME BEFORE TAXES ON INCOME...........         374,236       124,025               880,169           449,015

INCOME TAXES............................         127,231        45,003               299,257           162,000
                                            ------------  ------------        --------------     -------------
          NET INCOME....................         247,005        79,022               580,912           287,015

DIVIDENDS AND ACCRETION ON
   PREFERRED STOCK......................           2,952         7,134                 9,432            14,268
                                            ------------  ------------        --------------     -------------
NET INCOME AVAILABLE FOR COMMON
   SHARES...............................    $    244,053  $     71,888        $      571,480     $     272,747
                                            ============  ============        ==============     =============

NET INCOME PER COMMON SHARE.............    $        .10  $        .05        $          .33     $         .19
                                            ============  ============        ==============     =============
COMMON SHARES OUTSTANDING...............       2,426,086     1,460,000             1,712,500         1,460,000
                                            ============  ============        ==============     =============
PRE-OFFERING PREFERENTIAL  DIVIDEND
(See note 5)............................    $    (80,000) $    -              $       90,000                 -
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



Date: July 18, 1997



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