Form 10-K405
period 1997-08-31
RIVIERA TOOL CO
filed 1997-11-26
CIK 1018349

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended August 31, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                        Commission file number 001-12673

                              RIVIERA TOOL COMPANY
             (Exact name of registrant as specified in its charter)

                       MICHIGAN                         38-2828870
            -------------------------------        -------------------
            (State or other jurisdiction of         (I.R.S. Employer
             incorporation or organization)         Identification No.)


              5460 EXECUTIVE PARKWAY SE
                  GRAND RAPIDS, MI                        49512
            -------------------------------        -------------------
            (Address of principal executive             (Zip Code)
                     offices)

       Registrant's telephone number, including area code: (616) 698-2100

 Securities registered pursuant to Section 12(b) of the Act: Common Stock, no par value

            Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting common stock of the Registrant (based upon the last reported sale price of the Common Stock at that date by the American Stock Exchange) held by non-affiliates was $9,221,094 as of November 10, 1997.

The number of shares outstanding of the Registrant's common stock as of November 10, 1997 was 1,755,000 shares of common stock without par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                        Part of Form 10-K Into Which Portions
       Document                             of Documents are Incorporated
   -------------------                  -------------------------------------

Riviera Tool Company 1997 Annual                    Parts I, II and IV
  Report to Shareholders.

Definitive Proxy Statement for the                       Part III
  1997 Annual Meeting of Shareholders
  filed with the Securities and
  Exchange Commission, November, 1997.

                              RIVIERA TOOL COMPANY

                           Annual Report on Form 10-K

                                November 26, 1997


                                TABLE OF CONTENTS




                                              PART I                       PAGE

Item 1.    Business......................................................... 3
Item 2.    Properties....................................................... 7
Item 3.    Legal Proceedings................................................ 8
Item 4.    Submission of Matters to a Vote of Security Holders.............. 8


                                              PART II

Item 5.    Market for the Registrant's Common Stock and
           Related Stockholder Matters...................................... 8
Item 6.    Selected Financial Data.......................................... 9
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................. 9
Item 8.    Financial Statements and Supplemental Data....................... 9
Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure...........................10


                                             PART III

Item 10.   Directors and Executive Officers of the Registrant...............10
Item 11.   Executive Compensation...........................................10
Item 12.   Security Ownership of Certain Beneficial Owners and Management...10
Item 13.   Certain Relationships and Related Transactions...................10


                                              PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K - Index................................................... 10-12


           SIGNATURES......................................................  13

                                     PART I

ITEM 1.      BUSINESS

    GENERAL

    The Company is a leading designer and manufacturer of large scale, complex stamping die systems used to form sheet metal parts. Most of the stamping die systems sold by the Company are used in the production of automobile and truck body parts such as doors, door frames, structural components and bumpers. The following table sets forth the Company's sales (in millions) and percentage of total sales by customer in fiscal years 1993, 1994, 1995, 1996 and 1997.

                                                                        YEAR ENDED AUGUST 31,
------------------------------------------------------------------------------------------------------------------------------

               CUSTOMER                      1993              1994             1995                  1996            1997
-------------------------------------------------------- ----------------- ----------------- ---------------- ----------------
                                        AMOUNT     %      AMOUNT    %      AMOUNT     %      AMOUNT     %     AMOUNT     %
                                        ---------------- ----------------- ----------------- ---------------- ----------------
Chrysler  Corporation..................  $8.9     47%     $6.9     31%      $5.3     24%      $4.6     25%     $ 8.9    40%

Suppliers of Chrysler Corp. ...........     0      *         0      *          0      *          0      0*        .7     3

Ford Motor Company.....................    .2      1       1.9      8        1.5      7        2.1     11        3.4    16

Suppliers of Ford Motor Company........   7.6     40       6.9     31       12.2     55        3.0     17        3.4    16

General Motors Corporation.............     0      0         0      *         .2      1        2.3     13         .9     4

Suppliers of General Motors Corporation     0      *         0      *         .1      *        1.6      9        1.8     8

Other auto and  truck manufacturers
and  their suppliers...................   2.2     12       6.7     30        2.9     13        4.7     25        2.8    13
                                      ------------------ ----------------- ---------------- ------------------ -----------------

Total Sales(1)......................... $18.9    100%    $22.4    100%     $22.2    100%     $18.3    100%     $21.9   100%
                                       ================= ================= ================ ================== =================

----------
*    Less than 1.0% of the Company's total sales.

(1) Sales to Motor Wheel Corporation were $2.7, $2.5, $2.8, $2.0, and $.9 million for fiscal years 1993 through 1997, respectively, and are all included above. Included in sales to Motor Wheel Corporation sales are die construction contract underutilization charges of $462,543, $110,744, $246,011, $72,245 and $0 for fiscal years 1993 through 1997, respectively. See definitive proxy statement for the 1997 annual meeting of shareholders filed with the Securities and Exchange Commission, November, 1997, "Compensation Committee Interlocks and Insider Participation".


INDUSTRY TRENDS

    Several significant trends within the North American automotive industry have had, and are likely to continue to have, an impact on the Company's business. Over the past several years, the industry has required that its tool suppliers utilize advanced computer integrated technology. This has required significant capital investment. In some cases, being unable or unwilling to make this investment, many independent tooling suppliers have exited the business. This has decreased the available domestic tooling capacity and has resulted in fewer qualified suppliers.

    The automotive industry's trend towards shorter product life cycles and introduction of a greater number of vehicle models will create growing demand for the Company's complex tooling systems. In accordance with this trend, Chrysler Corporation ("Chrysler"), Ford Motor Company ("Ford") and General Motors Corporation ("General Motors"), the three largest domestic automobile manufacturers (the "OEMs"), are forming alliances with select suppliers which have the technological capability to successfully perform simultaneous engineering of product and manufacturing processes from concept to completion at the supplier level and utilizing computer data based design, manufacturing and validation processes. The OEMs have formed "Platform" teams which provide the organizational structure for this simultaneous engineering process, and have included their critical or key suppliers in these teams. This simultaneous engineering concept allows model changes to be implemented more quickly and cost-effectively. By involving the ultimate tool and die manufacturer early in the design process, the OEMs are better able to design-in more cost-effective manufacturing processes, improve product quality, and avoid costly changes downstream. Chrysler and Ford are currently operating Platform teams and management believes that General Motors will implement this concept within the near future.

    The emphasis on designing and manufacturing more fuel efficient vehicles as the result of federal Corporate Average Fuel Economy ("C.A.F.E.") regulation has produced many new vehicle designs. In addition, automobile manufacturers are utilizing light-weight, high strength steels and aluminum in new model designs in order to decrease the weight of the vehicle and increase fuel efficiency. Therefore, suppliers will be required to have the ability to work with these types of materials in order to remain competitive. The Company has established an expertise in manufacturing dies used in the production of structural components made of light-weight, high strength steels and aluminum.

    Chrysler, Ford and General Motors have developed "cash accumulation policies." These policies entail the establishing and maintaining of cash reserves to fund new model development during industry downturns. These policies should create increased and more stable demand for the Company's products and services in the future. As of June 30, 1997, Chrysler had accumulated $8.0 billion, Ford $18.2 billion and General Motors $19.0 billion for such development during future industry downturns.(1) General Motors stated in its 1996 mid-year Report to Shareholders that this cash accumulation "will enable us to weather the next industry down cycle without sacrificing any of our product programs, which is critical for long-term success".(2)

    Efforts by OEMs and their suppliers to reduce labor and other manufacturing costs have resulted in their tending to combine common parts into a single stamping press and reduce the number of "hits" required to manufacture a part. In addition, utilization of transfer presses has increased demand for transfer dies to reduce labor cost at the OEMs and their suppliers. The Company believes that it is one of only a few North American independent suppliers that have the capability to both design and produce large complex transfer dies.

    Management believes these industry trends will continue with emphasis on simultaneous engineering and manufacturing processes centered around the utilization of fully computer integrated technologies. This should increase the Company's customer relationships with and importance to the OEMs and their tier one suppliers of sheet metal stamped parts and assemblies.

PRODUCTS AND SERVICES

    Dies. The Company's dies are used in the high speed production of sheet metal stamped parts and assemblies. Production of such parts is a multiple step process involving a series of dies. Typically, the first die is used to cut the appropriate size metal blank from a sheet or coil of steel. The next die draws the metal blank into its primary shape and subsequent dies are used to bend edges or corners, create flanges, trim off excess metal and pierce assembly holes. A customer usually orders only one series of dies for each separate part. Normally, the dies do not require replacement due to usage because the life of well maintained dies is sufficient to carry production to the point when styling changes dictate production of new dies. The dies manufactured by the Company generally include automation features, adding to the complexity of design and construction. These automation features facilitate rapid introduction and removal of the work piece or raw material into and out of the die, thereby increasing production speeds and reducing labor cost. A set of stamping dies manufactured by the Company generally sells for between $250,000 and $2,000,000 depending upon size and complexity.

     Simultaneous Engineering of Product and Process. The OEMs are developing organizational structures involving internal design and engineering personnel as well as supplier representatives which they are using to develop new car models. These organizations are called "Platform" teams. This allows full implementation of simultaneous engineering -- the application of the product engineering and process engineering functions simultaneously and early in the process. The Company utilizes advanced Computer Aided Design/Computer Aided Manufacturing ("CAD/CAM") technology to design and manufacture its complex stamping dies. Due to this advanced computer capability, the Company is able to work very closely with its customers and is often assigned to these Platform teams early. Its process engineering input facilitates the teams' goals of introducing new models rapidly and efficiently. The Company has invested significantly to ensure that it remains one of the few domestic tool and die firms with advanced technology capabilities and is one of only a few independent suppliers capable of receiving and working directly from complex mathematical data received from its OEM customers. Although several of its competitors also utilize CAD/CAM technology, management believes the Company is one of only a few suppliers who have successfully integrated mathematical data into their on-site design, manufacturing and validation processes across their product line. Management's investment in, and

-----------------

(1) Source: Chrysler Corporation, Ford Motor Company and General Motors Corporation Securities and Exchange Commission Form 10Q for the quarter ended June 30, 1997.

(2) Source: General Motors Corporation, 1996 Midyear Report to Shareholders, dated September 10, 1996.

commitment to, advanced technology has solidified its quality reputation with its customers and helped the Company advance to tier one status.

    Prototype Tooling and Parts. With the advent of Platform team and simultaneous engineering methods, the Company has become responsible for the design and manufacture of both the prototype tooling, the final production tooling and specifies the final production process. Prototype tooling and parts are utilized during the design phase of new models which the automobile manufacturers use to validate the fit and function of the respective components and assemblies and the repeatability of the respective production processes. The parts manufactured from prototype tools are also often used in crash testing.

    Typically, prototype tools associated with the primary metal forming operations are manufactured from an alloy casting or mild steel and subsequently machined using the mathematical data base and related Computer Numerically Controlled ("CNC") programs. After machining, the prototype tools are assembled and tested to validate the integrity and repeatability of the final manufacturing process. The results of the validation process are incorporated into the mathematical data base which will then be used to manufacture the final production tools. After testing the primary forming operations, prototype parts are manufactured using special means such as computerized laser cutting machines to trim off excess scrap and to incorporate various slots and holes. These parts are then sent to the automobile manufacturers for further testing and evaluation. The results of this testing and evaluation may require the incorporation of additional design and manufacturing process modifications.

MANUFACTURING

    Traditionally, the die manufacturing process was comprised of various manual steps performed by craftsmen. After being awarded a contract, the Company would be presented with a wooden model of the part to be produced. From the model, plaster tooling aids were constructed. The plaster tooling aids were then traced and cut into steel. The steel was then ground, usually quite extensively, by hand to fit. Validation was also done by hand by measuring specific points on the die face and comparing these to the original design blueprints. Today, with the Company's technology, the design and most of the manufacturing process is computer-driven, which increases accuracy and reduces the time required to produce a set of stamping dies. The process starts when the Company is assigned to a new Platform team and simultaneous engineering begins. An electronic "model" of the part to be produced is transmitted directly to the Company by transferring design information electronically ("EDI"), or sent on computer disk represented as a mathematical database. Company engineers use the mathematical database to generate computer-aided die designs and die face cutter path programs. These cutter path programs are used by the tool makers and machinists to manufacture the inner workings of the tool. Most material is removed and the cutting is done by CNC machine tools which utilize the computer-generated cutter path programs. Depending on the complexity of the tool, a prototype may be manufactured to prove-out the manufacturing process or to provide actual parts for crash testing and to test fit and function. Finally, after the die is constructed, it is evaluated statistically for process repeatability and dimensional validation on the Company's Coordinate Measuring Machine, or CMM. The Company believes, based upon experience and customer discussions, that it is one of a very few North American die suppliers and manufacturers that are able to routinely, and across their product line, completely computer integrate the mathematical database throughout the entire die design, manufacture and validation process at their own facilities. During this automated validation process, the tool is statistically compared to the mathematical database. Having the optimum size and quantity of tryout presses is an important aspect of the construction and validation process, and the Company has therefore invested heavily to ensure its capability in this area.

    On average, 10 months elapse from the time the Company is awarded a contract until the final set of dies is shipped to the customer. The OEMs are facing growing pressure to reduce the time required to introduce a new car model. For example, Chrysler has historically needed three years, on average, to introduce a new model. However, the last small car introduced by Chrysler was introduced in only 31 months. To meet shorter timeframes, OEMs are relying more heavily on simultaneous engineering and integrating suppliers more closely into the design process. This trend helps the Company by requiring more direct relationships between the OEMs and its suppliers such as the Company.

    The steel, castings and other components utilized by the Company in the manufacturing process are available from many different sources and the Company is not dependent on any single source.

MARKETING AND SALES

    The Company's marketing emphasis is on Chrysler, Ford and General Motors and their tier one suppliers. The Company maintains excellent relationships with Chrysler, Ford and General Motors which directly accounted for about 60% of the Company's revenues in 1997. For the year ended August 31, 1997, Chrysler, Ford, General Motors and their tier one suppliers accounted for approximately 85% of the Company's revenues.

    With the growing use of simultaneous engineering, the Company's marketing goal is to be assigned early to the new model Platforms. As one of only a few technically proficient suppliers assigned to a Platform, the Company's opportunity to win business for a new model is greatly enhanced. The Company works to achieve preferred supplier status with its customers to further increase its chances of being assigned to new model Platforms.

    Sales efforts are conducted primarily by Company's Vice President of Sales, President, senior management and project management personnel. Frequent contact is made with the domestic automobile manufacturers and their purchasing agents, Platform managers and tier one suppliers. When the Company has been assigned to a new model Platform Team, the Platform Team manager is contacted to determine those parts and assemblies that will be assigned to various required suppliers. During the design phase, the Company recommends process and design changes to improve the cost and quality of the product. Generally, when the Company is assigned to a Platform Team, orders are obtained directly and without a formal bid process. The Company maintains a comprehensive computer database with historical information regarding dies it has previously manufactured. This assists the Company in quoting prices for dies and enables it to respond to most quotation requests quickly. If the customer decides to accept the Company's quotation, a purchase order is issued subject to price adjustments for engineering changes requested by the customer. Where no Platform Team is assembled, the Company bids on specific tooling assignments, and bids are awarded on a competitive basis among a small group of qualified suppliers.

         For business done with tier one suppliers, the Company's sales process follows a more traditional process. The Company typically receives a package or request for quotation from the tier one supplier and is less involved in the design process of the part to be manufactured. Bids are generally awarded based on technological capability, price, quality and past performance.

         During 1997, the Company entered into a marketing agreement with Jake International, an international sales and marketing firm, to serve as the Company's exclusive sales agent in various international markets. The agreement provides Jake International exclusive marketing of the Company's services and products to all automotive companies and suppliers in Brazil and Mexico, excluding General Motors do Brasil until October 15, 1997. Prior to this agreement, the Company had done no marketing of the Company's services and products to automotive companies and suppliers in these markets.

BACKLOG AND SEASONALITY

    The Company's backlog of awarded contracts, of which all are believed to be firm, was approximately $17.0 million and $11.8 million as of October 31, 1997 and 1996, respectively. Of the October 31, 1997 contract backlog, the Company expects all backlog contracts will be reflected in sales during fiscal years ended August 31, 1998 and 1999. The Company's sales of stamping dies do not follow a seasonal pattern; however, the timing of new model introductions and existing model restyling ("facelifts" and "redos") tooling programs are dependent on Chrysler, Ford and General Motors and their strategy of accelerating the introduction of new models.

COMPETITION

    Large, complex automotive stamping dies are manufactured primarily by three supplier groups: a) domestic independent tool and die manufacturers, b) foreign independent tool and die manufacturers, and c) captive or in-house tool and die shops owned and operated by the OEMs.

    The independent (both domestic and foreign) tool and die manufacturers have experienced a significant reorganization over the past five years as the industry has consolidated. Management believes that during this period, the independent domestic supplier base (those with sales of at least $15 million) was reduced significantly and that fewer than 6 such independent domestic suppliers remain today. Management believes that these 6 competitors have begun to utilize portions of the technology utilized by the Company. Further, significant barriers to entry reduce competition in the large-scale die market. The industry is highly capital intensive and technically complex. Attracting and retaining employees skilled in the use of advanced design and manufacturing technology is a multi-year process. Finally, a new competitor would most likely lack much of the credibility and historical customer relationships that can take years to develop.

    Based upon the responses of 84 sheet metal die manufacturing companies to a 1996 survey by the National Tooling and Machining Association, the annual domestic independent production of tools and dies exceeds $662,000,000, as compared to $528,000,000 in a 1995 survey. Of those respondents only 18 reported average annual sales in excess of $10 million. Based upon the study and the Company's independent knowledge of its direct competitors, the Company believes it is among the 6 largest independent suppliers and that no one supplier is dominant.

    Finally, the OEMs maintain in-house, captive tool and die capacity to meet a portion of their needs. General Motors maintains the largest captive capacity and, based on estimates from various trade publications, supplies an estimated 75-80% of its own die construction needs. Ford produces approximately 50% and Chrysler 25% of their own respective needs. Independent suppliers like the Company tend to have a competitive advantage over the OEMs' in-house die shops due to the OEMs' higher cost structure.

    The Company designs, develops and manufactures custom large scale metal stamping die systems used in the high speed production of sheet metal stamped parts and assemblies for the automobile industry. The Company incorporates its knowledge of integrated computer technologies with the design and manufacture of metal stamping die systems resulting in solutions that address the specific manufacturing requirements of its main customers, Chrysler, Ford and General Motors, the three largest domestic automobile manufacturers, and their tier one suppliers of sheet metal stamped parts and assemblies.

    Management has strategically positioned the Company as one of North America's most technologically advanced independent suppliers of metal stamping die systems utilizing a totally computer integrated process for the design, manufacture and validation of its products. The Company should continue to benefit from current trends in the global automotive industry which require continuous quality improvement, simultaneous engineering and development, and increasing reliance on a select number of suppliers capable of utilizing computer integrated technology to develop new automobile models. Examples of parts made from die systems recently developed and manufactured by the Company include; the Ford Explorer and F-Series truck bumper system, Jeep Wrangler door panels and wheels, Chrysler Neon and mini-vans structural body components, Chrysler LH roof panels, Ford Navigator frame systems, Ford HN 80 truck panels, as well as aluminum body panels for the Paccar semi-tractor vehicle.

    By transferring the design information electronically, the Company communicates directly with the OEMs' design and development centers regarding specific product and manufacturing information necessary to develop a custom manufacturing system for each respective part. This digital data base is incorporated in each phase of the design, manufacture and inspection process for both the prototype and production tooling systems, ensuring high quality repeatable processes. Electronically linking the Company to the OEMs' design and development centers enables significant reductions in product development lead time and cost.

EMPLOYEES

    The Company's work force consists of approximately 140 full-time employees, of which approximately 34 are salaried managerial and engineering personnel. The balance are hourly employees engaged in manufacturing and indirect labor support. Included among these hourly workers are approximately 100 skilled tradesmen who are either journeymen tool and die makers or machinists. None of the Company's employees are covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good. The Company has a discretionary contribution 401K plan. The Company has no contingent pension liabilities arising from any defined benefit plan.

ITEM 2.      PROPERTIES

         The Company's facilities are located in Grand Rapids, Michigan and consist of approximately 178,000 square feet of space of which 28,000 square feet is utilized for office, engineering and employee service functions, 98,000 square feet is dedicated to the Company's tooling production and 52,000 square feet is under a four-year sublease to an unaffiliated tenant. Constructed in 1989, the facility is leased with a lease term of 20 years. The facility lease provides for annual payments of $934,500 plus an escalation of base rent of 1% for each of the first ten years and 2% for each of the second ten years. The Company has a purchase option on the building at the fair market value beginning in November 1996. The sublease requires annual lease payments of $216,000 commencing August 1, 1994 through July 1, 1996 with annual lease payments of $224,724 commencing August 1, 1996 through

July 1, 1998. The sublease has two renewal options for two years each with annual lease payments of $231,468 and $238,412, respectively. The sublease also requires the subtenant to pay 33.7% of common operating expenses of the facility.


ITEM 3.      LEGAL PROCEEDINGS

    The Company is a plaintiff in an action against Fred Borsini, Herbert Keeler and Durametallic Corporation, a Delaware corporation, with Kenneth K. Rieth, Arlene Morris and Riviera Holding Company, a Michigan corporation wholly owned by Kenneth K. Rieth, as co-plaintiffs, filed July 22, 1994, in the Kent County Circuit Court, Grand Rapids, Michigan, Case No. 94-2809-CZ. In July of 1992, the Company contributed machinery, equipment, inventory, work-in-process and receivables related to the business of building plastic injection molds to a joint venture that then became known as Leap Technologies, Inc. Defendants in this action contributed all of the stock of a mold builder then known as Leap Technologies, Inc. The Company contributed assets valued at $5.4 million, the new entity assumed debts in the amount of $3.7 million, and the Company received $1.7 million of preferred stock in the new entity. The Company alleges that the status of the business contributed by the defendants was fraudulently represented to it and the defendants are therefore liable to the Company for all losses sustained as a result of the failure of the venture. The Company is asking for return of its investment plus the additional damages it incurred in the process of liquidating the venture. Management believes that approximately $3,000,000 of damages has been identified, however, the damage evaluation is incomplete. One defendant has counterclaimed for breach of representations by the Company without specifying any amount of damages. The Company is not currently involved in other legal proceedings other than ordinary or routine proceedings incidental to its operations. In the opinion of management, no existing proceedings, including the matter involving Leap Technologies, Inc., would have a significant effect on the financial condition, results of operations and cash flows of the Company if determined against the Company.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol RTC. The table below sets forth the high and low sales prices as reported by AMEX since the Company's initial public offering on March 3, 1997.

                                                FISCAL 1997
                                           -----------------------
                                             HIGH          LOW
                                            ------       ------
      1st quarter(1).......................  N/A           N/A
      2nd quarter(1).......................  N/A           N/A
      3rd quarter.......................... $7.00        $4.75
      4th quarter.......................... $6.625       $4.875
-------------

(1)   The Company was privately held during the period.

         As of October 20, 1997, the Company's common stock was held by 24 holders of record, and approximately 750 beneficial shareholders.

         The Company has not historically paid cash dividends on its Common Stock. The Company, on October 31, 1996, declared a preferential dividend on the shares of common stock of the Company owned by Riviera Holding Company to pay income tax payable by Riviera Holding Company as a result of the lapse of options by Motor Wheel Corporation to purchase common stock owned by Riviera Holding Company and as a result of the dividend itself. In May, 1997 the Company paid this dividend of $90,000 to Riviera Holding Company. The payment of common stock cash dividends is within the discretion of the Company's Board of Directors, with prior written consent of its primary lender; however, in view of the potential working capital needs and in order to finance future growth, it is unlikely that the Company will pay any cash dividends on its Common Stock in the foreseeable future.

         In October, 1997, the Company issued and sold 80,000 shares of 8% Cumulative Convertible Preferred Stock (the "Preferred Shares") at $100.00 per share through a private placement under Regulation D of the Securities Act of 1933. With a portion of the proceeds from this sale, the Company exercised its option to purchase all 730,000 shares of common stock held by Motor Wheel Corporation. Under such option, the Company repurchased all the Motor Wheel Corporation shares for $3.0 million or $4.11 per share.

         The holders of the 8% Cumulative Convertible Preferred Stock will possess no voting except where required by law and under the following circumstances (i) at whatever time or times dividends are not payable for two consecutive quarterly periods, the holders of the Preferred Shares have the right to elect one additional director who shall continue until all such accumulated dividends have been paid in full, or (ii) for so long as the Preferred Shares remain outstanding, the Company must obtain a vote of the holders of 66 2/3% of the then outstanding Preferred Shares to issue any class of stock ranking senior to the Preferred Shares as to dividends or distribution of assets on liquidation. Cumulative dividends shall be paid at an annual rate of 8% payable quarterly, in arrears, at a rate of $2.00 per share per quarter, commencing December 31, 1997. Upon liquidation, the Shares will be entitled to seniority to the extent of $100 per share plus cumulative dividends to the date of payment over the Common Stock and any other capital stock not given senior rights by the holders of the Shares. Of the 80,000 Preferred Shares, 67,500 Preferred Shares will be convertible into Common Stock at any time, and from time to time, in whole or in part, for the number of shares of Common Stock per share equal to $100 divided by $6.00. The remaining 12,500 Preferred Shares, will be convertible into Common Stock at any time, and from time to time, in whole or in part, for the number of shares of Common Stock per share equal to $100 divided by $6.7375. All Preferred Shares outstanding will be automatically converted into Common Stock when the average closing price for the Common Stock on the American Stock Exchange for 10 consecutive trading days is equal to or greater than $10 per share. The Company shall not be required to issue fractional shares in connection with any conversion and a cash payment shall be made in lieu thereof. The Preferred Shares are not subject to call for redemption by the Company. The Company has agreed with the initial purchasers of the Preferred Shares that it will have a registration statement become effective under the 1933 Act covering the shares of Common Stock issuable upon conversion of the Preferred Shares by February 6, 1998 and use its best efforts to maintain such registration after its effective date until October 24, 1999. The Company must pay a penalty to the initial holders at a rate of 2% per annum of the liquidation value of the shares held until a registration statement covering the Common Stock issuable upon conversion of the Preferred Shares is effective.
See note 2 of Notes to Financial Statements of the 1997 Audited Financial Statements.


ITEM 6.      SELECTED FINANCIAL DATA

         Information required by this Item 6 is incorporated by reference to page 22 of the Company's 1997 Annual Report to Shareholders filed as Exhibit 13 hereto.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this Item 7 is incorporated by reference to pages 25 - 28 of the Company's 1997 Annual Report to Shareholders filed as
Exhibit 13 hereto.


ITEM 8.  FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

         The Registrant hereby incorporates the financial statements required by this Item 8 by reference to Item 14(a)(1) hereof, and the supplementary financial information required by this Item 8 by reference to page 29 - 46 of the Company's 1997 Annual Report to Shareholders filed as Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


         The Registrant hereby incorporates the information required by Form 10-K, Items 10-13 by reference to the Registrant's definitive proxy statement for its 1997 annual meeting of shareholders which was filed with the Commission prior to November 20, 1997.


                                     PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)   The following documents are filed as a part of this report:

1. Financial Statements - The following financial statements and the report of independent auditors set forth on pages 29 - 46 of the Company's 1997 Annual Report to Shareholders filed as Exhibit 13 hereto are incorporated by reference in this Annual Report on Form 10-K.

                  Balance Sheets as of August 31, 1997 and 1996
                  Notes to Financial Statements

                  For each of the three years in the period ended August 31, 1997:

                           Statements of Shareholders' Equity
                           Statement of Operations
                           Statements of Cash Flows

                  Report of Independent Auditors

2. Financial Statement Schedules - No such schedules are included because of the absence of the conditions under which they are required, or because the information called for is included in the financial statements or notes thereto.


3.        Exhibits


            3(a)    Amended  and  Restated  Articles  of  Incorporation  of  the
                    Registrant.

            3(b) Bylaws of the Registrant (incorporated by reference to Exhibit 3(b) of the Registrant's Amendment No. 1 to Form S-1, Registration No. 333-14187, filed January 8, 1997).

            4(a)    Specimen  Common  Stock  of  Registrant   (incorporated   by
                    reference to Exhibit 4(a) of the Registrant's Form S-1, Registration No. 333-14187, filed October 15, 1996).

            4(b) Representative's Warrant Agreement (incorporated by reference to Exhibit 4(b) of the Registrant's Post-effective Amendment No. 1 to Form S-1, Registration No. 333-14187, filed March 14, 1997).

            4(c) Consulting Agreement and Plan of Compensation dated March 4, 1997 between the Registrant and John T. Moran (incorporated by reference to Exhibit 4(c) of the Registrant's Form S-8, Registration No. 333-29249, filed June 13, 1997).

            4(d) Form of Warrant Agreement (including form of Warrant) (incorporated by reference to Exhibit 4(d) of the Registrant's Form S-8, Registration No. 333-29249, filed June 13, 1997).

            9 Shareholder Agreement and related Stock Option Agreement between Riviera Holding Company and Motor Wheel Corporation (incorporated by reference to Exhibit 9 of the Registrant's Amendment No. 1 to Form S-1, Registration No. 333-14187, filed January 8, 1997).

            10(a)   1996  Incentive  Stock  Option  Plan  of  Registrant.

            10(b) Employment Agreement of Kenneth K. Rieth (incorporated by reference to Exhibit 10(b) of the Registrant's Amendment No. 1 to Form S-1, Registration No. 333-14187, filed January 8,
                    1997).

            10(c) Promissory Note dated March 31, 1994 between Registrant and Heller Financial, Inc. covering various manufacturing machinery and equipment (incorporated by reference to
                    Exhibit 10(c) of the Registrant's Form S-1, Registration No. 333-14187, filed October 15, 1996).

            10(d) Promissory Note dated April 1, 1994 between Registrant and Banc One Equipment Finance, Inc. covering various manufacturing machinery and equipment (incorporated by reference to Exhibit 10(d) of the Registrant's Form S-1, Registration No. 333-14187, filed October 15, 1996).

            10(e) Lease Agreement dated November 1, 1988 between Registrant and Greenbrook Limited Partners/Riviera regarding industrial facilities at 5460 Executive Parkway SE, Grand Rapids, Michigan (incorporated by reference to Exhibit 10(e) of the Registrant's Form S-1, Registration No. 333-14187, filed October 15, 1996).

            10(f) Commitment from LaSalle National Bank (incorporated by reference to Exhibit 10(f) of the Registrant's Amendment No. 2 to Form S-1, Registration No. 333-14187, filed February 24, 1997).

            10(g)   NBD Bank Credit  Agreement  (incorporated  by  reference  to
                    Exhibit 10(g) of the Registrant's Amendment No. 2 to Form S-1, Registration No. 333-14187, filed February 24, 1997).

            10(h) Assignment of Stock Options between Riviera Holding Company and Registrant (incorporated by reference to Exhibit 10(h) of the Registrant's Amendment No. 2 to Form S-1, Registration No. 333-14187, filed February 24, 1997).

            10(i) Loan Agreement, Revolving Loan Note, Term Note and Security Agreement between Registrant and LaSalle National Bank dated March 7, 1997 (incorporated by reference to Exhibit 10(i) of the Registrant's Form 10-Q, filed April 17, 1997).

            10(j) Assignment of Life Insurance Policy to NBD Bank dated March 3, 1997 (incorporated by reference to Exhibit 10(j) of the Registrant's Form 10-Q, filed April 17, 1997).

            10(k)   Assignment  of  Claim  to  NBD  Bank  dated  March  3,  1997
                    (incorporated   by  reference   to  Exhibit   10(k)  of  the
                    Registrant's Form 10-Q, filed April 17, 1997).

            10(l) Loan Agreement, Revolving Line of Credit Loan Note, Existing Equipment Term Loan Note, Non-Revolving Equipment Line of Credit Loan Note, Security Agreement and Assignment of Life Insurance Policy as Collateral between Registrant and Old Kent Bank dated June 12, 1997.

            13      1997 Annual Report to Shareholders.

            21      Subsidiaries - None

            27      Financial Data Schedule.


(b).     No Reports on Form 8-K were filed in 1997.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:   November 26, 1997                  RIVIERA TOOL COMPANY

                                            By: /s/ Kenneth K. Rieth
                                                -------------------------------
                                                Kenneth K. Rieth, Principal
                                                Executive Officer

                                                and

                                            By: /s/ Peter C. Canepa
                                                -------------------------------
                                                Peter C. Canepa, Principal
                                                Financial and Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 25th day of November, 1997, by the following persons on behalf of the Company and in the capacities indicated.

         Each Director of the Company whose signature appears below hereby appoints Kenneth K. Rieth and Peter C. Canepa, and each of them individually, as his attorney-in-fact to sign in his name and on his behalf as a Director of the Company, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.


/s/ Leonard H. Wood                            /s/ Kenneth K. Rieth
--------------------------                     ------------------------------
Leonard H. Wood, Director                      Kenneth K. Rieth, Director

/s/ John C. Kennedy                            /s/ John H. Kinstler
--------------------------                     ------------------------------
John C. Kennedy, Director                      John H. Kinstler, Director

/s/ Thomas H. Highley                          /s/ Thomas R. Collins
--------------------------                     ------------------------------
Thomas H. Highley, Director                    Thomas R. Collins, Director


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

Not Applicable.

                              INDEX TO EXHIBITS


EXHIBIT NO.                      DESCRIPTION

3(a)    Amended and Restated Articles of Incorporation of the
        Registrant


10(a)   1996 Incentive Stock Option Plan of Registrant.

10(l) Loan Agreement, Revolving Life of Credit Loan Note, Existing Equipment Term Loan Note, Non-Revolving Equipment Line of Credit Loan Note, Security Agreement and Assignment of Life Insurance Policy as Collateral between Registrant and Old Kent Bank dated June 12, 1997.

13      1997 Annual Report to Shareholders.

27      Financial Data Schedule.