Form 10-Q
period 1997-11-30
RIVIERA TOOL CO
filed 1998-01-07
CIK 1018349

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




                                  FORM 10 - Q



               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934



                    For The Quarter Ended November 30, 1997
                       Commission File Number 001 - 12673




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

The number of Common Shares outstanding at January 7, 1998 was 1,755,000.

                                     PART I
                             FINANCIAL INFORMATION

                                     INDEX


                                                                                                Page No.
Item 1.  Financial Statements
         Balance Sheets as of November 30, 1997 and August 31, 1997...........................     4
         Statements of Operations for the Three Months Ended November 30, 1997 and 1996.......     5
         Statements of Cash Flows for the Three Months Ended November 30, 1997 and 1996.......     6
         Notes to Financial Statements........................................................     7
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations...........................................................................    10

                                    PART II
                               OTHER INFORMATION
                                     INDEX


Item 1. Legal Proceedings - Incorporated by reference to Prospectus - "Business-Legal Proceedings" contained in Registrant's Registration Statement number 333-14187, effective March 3, 1997.
Item 2. Changes in Securities - On October 10, 1997, and October 24, 1997 the Company issued 67,500 shares and 12,500 shares, respectively, of its 8% Cumulative Convertible Preferred Stock, no par value, for gross proceeds of $8,000,000, all to accredited investors as that term in defined by Regulation D under the Securities Act. National Securities Corporation acted as placement agent and received a commission of $640,000, a nonaccountable expense allowance of $160,000 and 50,000 warrants to purchase Common Stock of the Company exercisable at $10 per share commencing October 10, 1998 and expiring October 10, 2002. These transactions were exempt from registration under Sections 3(b), 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder.

         On October 10, 1997, the Company issued warrants to purchase
         50,000 shares of the Company's Common Stock to the Placement Agent engaged to place the Preferred Stock described in the foregoing paragraph and to two individuals associated with that engagement and the Placement Agent. The transaction was exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D.

         Of the 80,000 Preferred Shares 67,500 Preferred Shares will be convertible into Common Stock at any time, and from time to time, in whole or in part, for the number of shares of Common Stock per share equal to $100 divided by $6.00. The remaining 12,500 Preferred Shares will be convertible into Common Stock at any time, and from time to time, in whole or in part, for the number of shares of Common Stock per share equal to $100 divided by $6.7375. All Preferred Shares outstanding will be automatically converted into Common Stock when the average closing price for the Common Stock on the American Stock Exchange for 10 consecutive trading days is equal to or greater than $10 per share. The Company shall not be required to issue fractional shares in connection with any conversion and a cash payment shall be made in lieu thereof.

         The Placement Agent's Warrant is exercisable beginning October
         10, 1998, expires four years later, and may not be transferred, assigned or hypothecated for a period of one year following the date of its issuance, but may thereafter be assigned to any successor, officer or partner of the placement agent. The Placement Agent's Warrant will be exercisable in whole or in part during that four year period at a price equal to $10.00 per share.

Item 3.  Default Upon Senior Securities - None
Item 4. Submission of Matters to a Vote of Security Holders - The following matters were submitted to a vote of the Company's common shareholders at its annual shareholders meeting on December 17, 1997:

         a. The following directors were elected to serve until the meeting of shareholders in 2000 and until their successors are elected (amounts shown in parentheses represent the number of votes cast for, against or withheld, and abstentions, respectively:

               (i)   John C. Kennedy (2,277,209, 2,800, 204,991)
               (ii)  Thomas H. Highley (2,277,209, 2,800, 204,991)

               The following directors of the Company continued until the annual meeting of shareholders in the year indicated parenthetically and until their successors are elected:

                                   Leonard H. Wood (1998)
                                   Thomas R. Collins (1998)
                                   Kenneth K. Rieth (1999)
                                   John R, Kinstler (1999)

         b.    A proposal to amend the Riviera Tool Company 1996
               Incentive Stock Option Plan (the "Plan") to provide that all officers and other employees and former officers and employees who have a consulting arrangement with the Company are eligible to participate in the Plan. Shareholder votes were cast as follows: 1,973,475 for; 23,000 against or withheld; and, 488,525 abstentions. Based upon this tabulation of votes, the proposal was approved.

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8 - K.
6(a)     Exhibits - None
6(b)     Reports on Form 8-K - None

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                 BALANCE SHEET




                                                                          NOVEMBER 30,
                       ASSETS                                                1997               AUGUST 31, 1997
                       ------                                         ------------------     ---------------------
CURRENT ASSETS                                                NOTE        (UNAUDITED)              (AUDITED)
--------------                                                ----    ------------------     ---------------------
  Cash......................................................             $      20,011            $        --
  Accounts Receivable:
    Trade...................................................                 3,683,823              4,614,257
    Related Party...........................................                        --                201,286
  Costs and estimated gross profit in excess
    of  billings on contracts in process....................   3             9,348,795              7,138,358
  Inventories...............................................                   468,740                468,740
  Prepaid expenses and other current assets.................                   394,705                267,554
                                                                         -------------           ------------
          Total current assets..............................                13,916,074             12,690,195
PROPERTY, PLANT AND EQUIPMENT, NET..........................   4            10,654,949              9,640,330
PERISHABLE TOOLING..........................................                   512,156                572,585
OTHER ASSETS................................................                   122,883                187,843
                                                                         -------------           ------------
          Total assets......................................             $  25,205,062            $23,090,953
                                                                         =============           ============
                  LIABILITIES AND
                STOCKHOLDERS' EQUITY
                --------------------
CURRENT LIABILITIES
-------------------
  Current portion of long-term debt.........................   5         $     650,000           $    650,000
  Accounts payable..........................................                 1,356,099              1,241,243
  Accrued liabilities.......................................                   683,448                634,924
                                                                         -------------           ------------
          Total Current liabilities.........................                 2,689,547              2,526,167
LONG-TERM DEBT..............................................   5             4,665,369              7,202,393
ACCRUED LEASE EXPENSE.......................................                   615,005                605,660
DEFERRED TAX LIABILITY......................................                 1,167,286                934,400
PREFERRED STOCK - no par value,
    $100 mandatory redemption value:
      Authorized - 5,000 shares
      Issued and outstanding - None.........................                        --                     --

STOCKHOLDERS' EQUITY:
Preferred Stock -8% Cumulative Convertible Preferred
    Stock - no par value,
        Authorized - 200,000 shares
        Issued and outstanding - 80,000 shares at
        November 30, 1997 None at August 31, 1997...........   2             6,915,564                     --
    Common stock - No par value:
      Authorized - 9,785,575 shares
      Issued and outstanding - 1,755,000 shares at
      November 30, 1997 2,485,000 shares at August 31,
      1997..................................................                 6,539,879              9,539,879
    Retained earnings.......................................                 2,613,412              2,282,454
                                                                         -------------           ------------
          Total stockholders' equity........................                16,068,855             11,822,333
                                                                         -------------           ------------
          Total liabilities and stockholders'
            equity..........................................             $  25,205,062           $ 23,090,953
                                                                         =============           ============

                       See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                              NOVEMBER 30
                                                      --------------------------
                                                           1997         1996
                                                      -------------  -----------
SALES........................................         $  5,443,805   $5,480,213
COST OF SALES................................            4,184,070    4,395,263
                                                      -------------  -----------
             GROSS PROFIT....................            1,259,735    1,084,950
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES....................              503,742      430,531
                                                      -------------  -----------
        INCOME FROM OPERATIONS...............              755,993      654,419
OTHER INCOME (EXPENSE)
  Interest expense...........................             (131,829)    (402,645)
  Gain on asset sales........................               23,759       15,387
                                                      -------------  -----------
       TOTAL OTHER EXPENSE - NET.............             (108,070)    (387,258)
INCOME BEFORE TAXES ON INCOME................              647,923      267,161
INCOME TAXES.................................              232,886       90,600
                                                      -------------  -----------
              NET INCOME.....................              415,037      176,561
DIVIDENDS AND ACCRETION ON
  PREFERRED STOCK............................               84,079        4,612
                                                      -------------  -----------
NET INCOME AVAILABLE FOR COMMON
  SHARES.....................................         $    330,958   $  171,949
                                                      =============  ===========
PRIMARY EARNINGS PER COMMON SHARE............         $        .16   $      .12
                                                      =============  ===========
PRIMARY COMMON SHARES OUTSTANDING............            2,067,857    1,460,000
                                                      =============  ===========
FULLY-DILUTED EARNINGS PER COMMON SHARE......         $        .15
                                                      =============
FULLY-DILUTED COMMON SHARES OUTSTANDING......            2,765,962
                                                      =============

                       See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                FOR THE THREE MONTHS ENDED
                                                                       NOVEMBER 30,
                                                              ---------------------------------
                                                                 1997                   1996
                                                              ----------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................  $  415,037           $    176,561
  Adjustments to reconcile net income to net cash
    from operating activities:
      Depreciation and amortization.........................     279,298                321.523
      Gain on sale of equipment.............................     (22,266)                    --
      Amortization of deferred gain.........................          --                (15,387)
      Deferred taxes........................................     232,886                 90,600
      Bad debt expense......................................          --                     --
      (Increase) decrease in assets:
        Accounts receivable.................................   1,131,720                (50,850)
        Costs and estimated gross profit in
        excess of billings on contracts in
        process.............................................  (2,210,437)               607,451
        Perishable tooling..................................      60,429                 39,190
        Prepaid expenses and other current assets...........     (72,415)               (41,374)
      Increase (decrease) in liabilities:
        Accounts payable....................................     114,856               (307,906)
        Accrued lease expense...............................       9,345                 11,682
        Accrued liabilities.................................      48,524                111,190
                                                              -----------          -------------
          Net cash provided by (used in)
            operating activities............................     (13,022)               942,680

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of machinery & equipment...............     206,500                     --
  Additions to property, plant and equipment................  (1,467,928)               (50,808)
                                                              -----------          -------------

      Net cash provided by (used in) investing
        activity............................................  (1,261,928)               (50,808)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from (repayments of) short-
    term debt...............................................          --               (445,918)
  Net proceeds from issuance of preferred stock.............   7,151,555                     --
  Principal(payments)/proceeds from long-term debt..........  (2,537,024)              (252,731)
  Principal payments under capital lease
    obligations.............................................          --                (89,780)
  Redemption of preferred stock.............................          --                (47,500)
  Capitalized refinancing costs.............................    (235,991)               (50,766)
  Repurchase and retirement of common stock.................  (3,000,000)                    --
  Preferred stock dividends.................................     (84,079)                (5,177)
                                                              -----------          -------------
      Net cash provided by (used in) financing
        activities..........................................   1,294,461               (891,872)
                                                              -----------          -------------
NET INCREASE IN CASH........................................  $   20,011           $         --
CASH - Beginning of Period..................................          --                     --
                                                              -----------          -------------
CASH - End of Period........................................  $   20,011           $         --
                                                              ===========          =============

                       See notes to financial statements

                              RIVIERA TOOL COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 30, 1997


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

In the opinion of management, the Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly such information in accordance with generally accepted accounting principles. These Financial Statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K dated November 26, 1997, for the fiscal year ended August 31, 1997.

The results of operations for the three month periods ended November 30, 1997 are not indicative of the results to be expected for the full year.


NOTE 2 --  8% CUMULATIVE CONVERTIBLE PREFERRED STOCK

     In October, 1997, the Company issued and sold 80,000 shares of 8% Cumulative Convertible Preferred Stock (the "Preferred Shares") at $100.00 per share. With a portion of the proceeds from this sale, the Company exercised its option to purchase and retired all 730,000 shares of common stock held by Motor Wheel Corporation for $3.0 million or $4.11 per share.

     The holders of the 8% Cumulative Convertible Preferred Stock will possess no voting rights except where required by law and under the following circumstances (i) at whatever time or times dividends are not payable for two consecutive quarterly periods, the holders of the Preferred Shares have the right to elect one additional director who shall continue until all such accumulated dividends have been paid in full, or (ii) for so long as the Preferred Shares remain outstanding, the Company must obtain a vote of the holders of 66 2/3% of the then outstanding Preferred Shares to issue any class of stock ranking senior to the Preferred Shares as to dividends or distribution of assets on liquidation. Cumulative dividends shall be paid at an annual rate of 8% payable quarterly, in arrears, at a rate of $2.00 per share per quarter, commencing December 31, 1997. Upon liquidation, the Shares will be entitled to seniority to the extent of $100 per share plus cumulative dividends to the date of payment over the Common Stock and any other capital stock not given senior rights by the holders of the Shares. Of the 80,000 Preferred Shares issued, 67,500 preferred shares are convertible into Common Stock at any time, and from time to time, in whole or in part, for the number of shares of Common Stock per share equal to $100 divided by $6.00. The remaining 12,500 preferred shares are convertible into Common Stock at any time, and from time to time, in whole or in part, for the number of shares of Common Stock per share equal to $100 divided by $6.7375. All Preferred Shares outstanding will be automatically converted into Common Stock when the average closing price for the Common Stock on the American Stock Exchange for 10 consecutive trading days is equal to or greater than $10 per share. The Company shall not be required to issue fractional shares in connection with any conversion and a cash payment shall be made in lieu thereof. The Preferred Shares are not subject to call for redemption by the Company. The Company must register under the 1933 Act the shares of Common Stock issuable upon conversion of the Preferred Shares by February 6, 1998.

                              RIVIERA TOOL COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 30, 1997



NOTE 3 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:


                                                     NOVEMBER 30,       AUGUST 31,
                                                        1997               1997
                                                    -------------   -------------------
Costs incurred on contracts in process under the
  percentage of completion method.................  $ 11,698,015    $        9,008,594
Estimated gross profit............................       625,000             1,325,000
                                                    -------------   -------------------
     Total........................................    12,323,015            10,333,594
Less progress payments received and progress
  billings to date................................     2,995,677             3,208,800
Plus costs incurred on contracts in process under
  the completed contract method...................        21,457                13,564
     Costs and estimated gross profit in excess     -------------   -------------------

       of billings on contracts in process........  $  9,348,795    $        7,138,358
                                                    =============   ===================

Included in estimated gross profit for August 31, 1997 and November 30, 1997 are jobs with losses accrued of $55,529 and $65,174, respectively.


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:


                                                           NOVEMBER 30,  AUGUST 31,
                                                               1997         1997
                                                           ------------  -----------
Lease and leasehold improvements.........................   $ 1,560,668  $ 1,560,668
Office furniture and fixtures............................       137,236      137,236
Machinery and equipment..................................    14,963,843   14,078,151
Computer equipment and software..........................     1,234,810    1,243,078
Transportation equipment.................................       115,971      115,971
                                                           ------------  -----------
     Total cost..........................................    18,012,528   17,135,074
Accumulated depreciation and amortization................     7,357,579    7,494,744
                                                           ------------  -----------
     Net carrying amount.................................   $10,654,949  $ 9,640,330
                                                           ============  ===========
Depreciation and amortization expense for the period.....   $   279,298  $ 1,257,307
                                                           ============  ===========

NOTE 5 - LONG-TERM DEBT


                                                          November 30  August 31,
LONG-TERM DEBT                                               1997         1997
--------------                                            -----------  ----------
Revolving bank working capital credit line,
collateralized by substantially all assets of the
Company. The agreement provides for borrowing, subject
to certain collateral requirements of up to $10.0
million, and bears interest, payable monthly,  at .25%
above the bank's prime rate at August 31, 1996 and
prime rate at November 30, 1997 (an effective rate of
8.75% and 8.5%, respectively), due January 1,1999. The
Agreement is subject to certain loan covenants
discussed below and requires a commitment fee of .25%
per annum on the average daily unused portion of the
revolving credit line..................................      725,967   4,710,726

                              RIVIERA TOOL COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 30, 1997


NOTE 5 - LONG-TERM DEBT - CONTINUED


Note payable to bank, collateralized by substantially
all assets of the Company, payable in monthly
installments of $54,166.67 plus interest of .25% above
the bank's prime rate at August 31, 1997 and prime rate
at November 30, 1997 (an effective rate of 8.75% and
8.5%, respectively), due July 1, 2002...................   2,979,167   3,141,667

Revolving equipment credit line, collateralized by
specific assets of the Company. The agreement provides
for borrowing up to $4.0 million, in $500,000
increments, and bears interest at .25% above the bank's
prime rate at August 31, 1997 and prime rate at
November 30, 1997 (an effective rate of 8.75% and 8.5%,
respectively), due in monthly installments over six
years from date of borrowing increment. The Agreement
is subject to certain loan covenants discussed below....   1,610,235          --
                                                          ----------  ----------
    Total long-term debt................................   5,315,369   7,852,393
    Total current portion...............................     650,000     650,000
                                                          ----------  ----------
    Long-term debt - Net................................  $4,665,369  $7,202,393
                                                          ==========  ==========

As of August 31, 1997 and November 30, 1997, in connection with the lines of credit and note payable to bank, the Company has agreed to certain covenants. The agreements require the Company to maintain certain ratios/levels of tangible net worth, working capital, liabilities to tangible net worth, earnings before interest, taxes, depreciation and amortization to debt service and prohibit the payment of common stock cash dividends. The Company was in compliance at August 31, 1997 and November 30, 1997, with all of these covenants.

                              RIVIERA TOOL COMPANY




ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF  OPERATIONS


RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Statement of Operations as a percentage of sales.


                                                        FOR THE THREE MONTHS
                                                          ENDED NOVEMBER 30
                                                        ---------------------
                                                           1997       1996
                                                        ---------  ----------
SALES...........................................           100.0%   100.0%
COST OF SALES...................................            76.9%    80.2%
                                                           ------  -------
               GROSS PROFIT.....................            23.1%    19.8%
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.....             9.3%     7.9%
                                                           ------  -------
               INCOME FROM OPERATIONS...........            13.8%    11.9%
OTHER INCOME (EXPENSE)
  INTEREST EXPENSE..............................            (2.4)%   (7.3)%
  GAIN ON ASSET SALES...........................              .4%      .3%
                                                           ------  -------
         TOTAL OTHER EXPENSE - NET..............            (2.0)%   (7.0)%
INCOME BEFORE TAXES ON INCOME...................            11.8%     4.9%
INCOME TAXES....................................             4.3%     1.7%
                                                           ------  -------
              NET INCOME........................             7.5%     3.2%
                                                           ======  =======

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 1997 TO THE THREE MONTHS ENDED NOVEMBER 30, 1996.

REVENUES - Revenues for the three months ended November 30, 1997 totaled $5.4 million as compared to $5.5 million for the three months ended November 30, 1996, a decrease of $0.5 million or 9%. This decrease was due to a customer with which the Company had a $4.5 million tooling contract putting such contract on temporary hold during September, 1997. This contract was temporarily suspended due to certain re-design requirements of the customer. In October, 1997 such engineering changes were integrated into the contract and the Company commenced manufacturing the required dies. As a result of this delay, first quarter revenue was lower than the comparable period last year and lower than anticipated.


COST OF SALES - Cost of sales decreased from $4.4 million for the three months ended November 30, 1996 to $4.2 million for the three months ended November 30, 1997. As a percent of revenue, cost of sales for the three months ended November 30, 1997 was 76.9% compared to 80.2% for the three months ended November 30, 1996. The improved margin was largely due to a decrease in the Company's direct material expense (a decrease of $180,000), decrease in direct labor ($107,000), increases in outside purchased services ($207,000) and a decrease in manufacturing overhead of $126,000.

The decrease in direct material expense was a result of better direct material pricing that the Company has negotiated with its suppliers as well as the material requirements of the contracts-in-process required lower levels of material during this period. The decrease in direct labor expense was a result of a $4.5 million contract which was placed on temporary hold during the first quarter thus lowering manufacturing hour requirements during the quarter. The increase in outside purchased services was a result of the increase in the amount of outsourcing requirements during the quarter. This increase is a result of the fact that the Company is in the process of upgrading the technology on its machine tools and had less than normal available internal machining capacity. Upon completion of these technology upgrades the Company's internal machining capacity will be increased and is expected to be more efficient.


S,G & A EXPENSES - Selling, general and administrative expenses increased from approximately $431,000 for the three months ended November 30, 1996 to approximately $504,000 for the three months ended November 30, 1997. This increase was largely due to an increase in public company costs ($56,000), and selling expense ($27,000). As a percentage of revenue, selling, general and administrative expenses were 9.3% for the three months ended November 30, 1997 compared to 7.9% for the three months ended November 30,1996.

The increase in public company costs was due to the cost of the Company's Annual Report and other services required as a result of being a public entity, as compared to the first quarter of 1996 when the Company was privately held. Selling expense increased as compared to the same period last year largely as a result of costs incurred by the Company in its international marketing efforts.


INTEREST EXPENSE -- Interest expense for the three months ended November 30, 1997 was approximately $132,000 as compared to approximately $403,000 for the three months ended November 30, 1996. As a percentage of revenue, interest expense decreased from 7.3% for the three months ended November 30, 1996 as compared to 2.4% for the three months ended November 30, 1997.

The decrease in interest expense was a result of the Company's refinancing in June, 1997. This refinancing lowered the Company's borrowing costs from prime plus four percent to prime plus one quarter percent. Subsequent to the November 30, 1997 the Company's borrowing costs were lowered even further to prime rate from prime plus one quarter percent. Additionally, during the first quarter ended November 30, 1997 the Company's debt levels were lower due to proceeds received from its initial public offering of common stock ($7,070,000) and private placement of 8% Cumulative Convertible Preferred Stock ($8,000,000).


FEDERAL INCOME TAXES
The effective federal income tax rate was 36% for the three months ended November 30, 1997, as compared to 34% for the three months ended November 30, 1996. As of August 31, 1997, the Company had approximately $1.7 million of net operating loss carryforwards that expire 2007 through 2009, investment tax credit carryforwards of approximately $204,900 that expire 1998 through 2003 and alternative minimum tax credits of approximately $189,300, the use of which do not expire.

LIQUIDITY AND CAPITAL RESOURCES
During the three months ended November 30, 1997, the Company's cash used in operating activities was $13,022. The capital used in operating activities was primarily due to the net effect of a decrease in the Company's Accounts Receivable of $1,131,720 and an increase in Work-in-Process of $2,210,437.

From Investing Activities, the Company acquired additional machinery and equipment of $1,467,928 and had disposal proceeds of $206,500. During the first quarter, the Company acquired four 1,000 ton stamping presses for a total of $1.3 million, which represented a majority of the machinery and equipment acquisitions.

From Financing Activities, the Company was provided from financing activities a total of $1,294,461 during the three months ended November 30, 1997. During the three months ended November 30, 1997, the Company reduced its revolving line of credit ($3,984,759) and drew $1,610,235 on its equipment line of credit to finance its acquisition of machinery and equipment. The Company received proceeds from issuance of 80,000 shares of 8% Cumulative Convertible Preferred Stock (net proceeds of $6.9 million) and subsequently redeemed and retired 730,000 common stock held by Motor Wheel Corporation for $3.0 million ($4.11 per share).

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: January 7, 1998


                              Riviera Tool Company

                              /s/ Kenneth K. Rieth
                              ----------------------
                              Kenneth K. Rieth
                              President and Chief Executive Officer
                              (Principal Executive Officer)


                              /s/ Peter C. Canepa
                              ----------------------
                              Peter C. Canepa
                              Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)



                                      13.

                                Exhibit Index
                                -------------


Exhibit No.                 Description
-----------                 -----------

    27                      Financial Data Schedule