Form 10-Q
period 1998-02-28
RIVIERA TOOL CO
filed 1998-03-26
CIK 1018349

                                                         .









                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10 - Q
                                   -----------


               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



                     For The Quarter Ended February 28, 1998
                       Commission File Number 001 - 12673




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

                               Yes   X    No
                                   ------    -----

The number of Common Shares outstanding at March 26, 1998 was 3,065,499.

                                     PART I
                              FINANCIAL INFORMATION

                                      INDEX

                                                                           Page No.
Item 1.    Financial Statements
           Balance Sheets as of February 28, 1998 and August 31, 1997........ 4

           Statements of Operations for the Three Months and Six Months
           Ended February 28, 1998 and 1997.................................. 5

           Statements of Cash Flows for the Six Months Ended
           February 28, 1998 and 1997........................................ 6

           Notes to Financial Statements..................................... 7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 10



                                     PART II
                                OTHER INFORMATION
                                      INDEX


Item 1. Legal Proceedings - Incorporated by reference to Prospectus - "Business-Legal Proceedings" contained in Registrant's
           Registration Statement number 333-14187, effective March 3,
           1997.

Item 2.    Changes in Securities

           On October 10, 1997, and October 24, 1997, the Company issued 67,500 shares and 12,500 shares, respectively, of its 8% Cumulative Convertible Preferred Stock, no par value, for gross proceeds of $8,000,000, all to accredited investors as that term in defined by Regulation D under the Securities Act. These transactions were exempt from registration under Sections 3(b), 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder.

           On January 9, 1998,the Company registered 1,461,529 shares of Common Stock under the Securities Act of 1933. These common shares were issuable upon conversion of the its 8% Cumulative Convertible Preferred Stock. On January 10, 1998, the Company sent notice to all holders of the 8% Cumulative Convertible Preferred Stock that all such shares outstanding will be automatically converted into Common Stock on or before February 11, 1998 under the mandatory conversion provision which requires mandatory conversion when the average closing price for the Common Stock on the American Stock is $10.00 per share (which occurred during the trading period of November 20 and December 4,
           1997).

           By March 2, 1998 the Company converted and retired all 80,000 shares of its 8% Cumulative Convertible Preferred Stock into 1,310,499 shares of registered Common Stock.

Item 3.         Default Upon Senior Securities - None

Item 4.         Submission of Matters to a  Vote of Security Holders - None

Item 5.         Other Information - None

Item 6.         Exhibits and Reports on Form 8 - K.
6(a)            Exhibits - None
6(b)            Reports on Form 8-K - None

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                  BALANCE SHEET




                                                                                        FEBRUARY 28,              AUGUST 31,
                                  ASSETS                                                     1998                   1997
                                                                                     --------------------    --------------------
CURRENT ASSETS                                                               NOTE        (UNAUDITED)              (AUDITED)
                                                                                     --------------------    --------------------
  Cash....................................................................               $            --         $            --
  Accounts Receivable:
      Trade...............................................................                     4,342,448               4,614,257
      Related Party.......................................................                            --                 201,286
  Costs and estimated gross profit in excess
      of  billings on contracts in process................................     3              10,629,096               7,138,358
  Inventories.............................................................                       468,740                 468,740
  Prepaid expenses and other current assets...............................                       395,223                 267,554
                                                                                         ---------------         ---------------
            Total current assets..........................................                    15,835,507              12,690,195
PROPERTY, PLANT AND EQUIPMENT, NET........................................     4              11,152,030               9,640,330
PERISHABLE TOOLING........................................................                       467,450                 572,585
OTHER ASSETS..............................................................                        94,831                 187,843
                                                                                         ===============         ===============
            Total assets..................................................               $    27,549,818         $    23,090,953
                                                                                         ===============         ===============

                             LIABILITIES AND
                           STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt.......................................     5         $       650,000         $       650,000
  Accounts payable........................................................                     1,292,575               1,241,243
  Accrued liabilities.....................................................                       405,342                 634,924
                                                                                         ---------------         ---------------
            Total Current liabilities.....................................                     2,347,917               2,526,167
LONG-TERM DEBT............................................................     5               6,684,810               7,202,393
ACCRUED LEASE EXPENSE.....................................................                       624,350                 605,660
DEFERRED TAX LIABILITY....................................................                     1,463,135                 934,400
PREFERRED STOCK - no par value,
   $100 mandatory redemption value:
       Authorized - 5,000 shares
       Issued and outstanding - None......................................                            --                      --

STOCKHOLDERS' EQUITY:
Preferred Stock -8% Cumulative Convertible Preferred
    Stock - no par value,
     Authorized - 200,000 shares
     Issued and outstanding - None........................................     2                      --                      --
  Common stock - No par value:
     Authorized - 9,785,575 shares
     Issued and outstanding - and 3,065,499 shares
     at February 28, 1998 and 2,485,000 shares at
     August 31, 1997......................................................     2              13,408,272               9,539,879
  Retained earnings.......................................................                     3,021,334               2,282,454
                                                                                         ---------------         ---------------
            Total stockholders' equity....................................                    16,429,606              11,822,333
                                                                                         ---------------         ---------------
            Total liabilities and stockholders'
              equity......................................................               $    27,549,818         $    23,090,953
                                                                                         ===============         ===============



                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)






                                                                       FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                                              ENDED                                 ENDED
                                                                            FEBRUARY 28,                          FEBRUARY 28,
                                                                ----------------------------------     -----------------------------
                                                                     1998                1997                1998            1997
                                                                --------------     ---------------     ----------------  -----------

SALES......................................................      $  6,095,638      $  5,405,086      $ 11,539,443      $ 10,885,299
COST OF SALES..............................................         4,433,736         4,300,066         8,617,806         8,695,329
                                                                 ------------      ------------      ------------      ------------

      GROSS PROFIT.........................................         1,661,902         1,105,020         2,921,637         2,188,970

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES................................           558,958           438,909         1,062,700           869,440
                                                                 ------------      ------------      ------------      ------------


      INCOME FROM OPERATIONS...............................         1,102,944           666,111         1,858,937         1,320,530

OTHER INCOME (EXPENSE)
   Interest expense........................................          (129,560)         (442,700)         (261,390)         (845,371)
   Other expense...........................................          (110,686)               --          (109,192)               --
   Gain/(Loss) on asset sales..............................           (40,900)           15,387           (18,634)           30,774
                                                                 ------------      ------------      ------------      ------------
      TOTAL OTHER EXPENSE - NET............................          (281,146)         (427,313)         (389,216)         (814,597)

INCOME BEFORE TAXES ON INCOME..............................           821,798           238,798         1,469,721           505,933

INCOME TAXES...............................................           295,849            81,191           528,735           172,000
                                                                 ------------      ------------      ------------      ------------


             NET INCOME....................................           525,949           157,607           940,986           333,933

DIVIDENDS AND ACCRETION ON
    PREFERRED STOCK........................................           117,736             1,868           201,815             6,480
                                                                 ------------      ------------      ------------      ------------


NET INCOME AVAILABLE FOR COMMON
    SHARES.................................................      $    408,213      $    155,739      $    739,171      $    327,453
                                                                 ============      ============      ============      ============

BASIC EARNINGS PER COMMON SHARE............................      $        .20      $        .11      $        .36      $        .22
                                                                 ============      ============      ============      ============

COMMON SHARES OUTSTANDING..................................         2,017,086         1,460,000         2,042,320         1,460,000
                                                                 ============      ============      ============      ============

DILUTED EARNINGS PER COMMON SHARE..........................      $        .17      $        .11      $        .32      $        .23
                                                                 ============      ============      ============      ============

COMMON SHARES OUTSTANDING..................................         3,065,499         1,460,000         2,909,423         1,460,000
                                                                 ============      ============      ============      ============





                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)





                                                                                                    FOR THE SIX MONTHS ENDED
                                                                                                           FEBRUARY 28,
                                                                                             ---------------------------------------
                                                                                                   1998                   1997
                                                                                             -----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income....................................................................              $   940,986               $   333,933
  Adjustments to reconcile net income to net cash
    from operating activities:
      Depreciation and amortization.............................................                  574,445                   643,045
      Loss on sale of equipment.................................................                   18,634                        --
      Amortization of deferred gain.............................................                       --                   (30,774)
      Deferred taxes............................................................                  528,735                   172,000
      Bad debt expense..........................................................                       --                  (137,378)
      (Increase) decrease in assets:
         Accounts receivable....................................................                  473,095                 1,670,984
         Costs and estimated gross profit in
         excess of billings on contracts in
         process................................................................               (3,490,738)                 (847,378)
         Perishable tooling.....................................................                  105,135                    86,335
         Prepaid expenses and other current assets..............................                  (55,103)                  (54,954)
      Increase (decrease) in liabilities:
         Accounts payable.......................................................                   51,332                  (342,294)
         Accrued lease expense..................................................                   18,690                    23,364
         Accrued liabilities....................................................                 (229,582)                  213,411
                                                                                              -----------               -----------

           Net cash provided by (used in)
             operating activities...............................................               (1,064,371)                1,730,294

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of machinery & equipment...................................                1,092,390                   (10,753)
  Additions to property, plant and equipment....................................               (3,176,723)                 (181,223)
                                                                                              -----------               -----------

        Net cash provided by (used in) investing
          activity..............................................................               (2,084,333)                 (191,976)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from (repayments of) short-
   term debt....................................................................                       --                  (415,435)
  Net proceeds from issuance of preferred stock.................................                8,000,000                        --
  Principal(payments)/proceeds from long-term debt..............................                 (517,583)                 (508,679)
  Principal payments under capital lease
    obligations.................................................................                       --                  (166,390)
  Redemption of preferred stock.................................................                       --                   (95,000)
  Capitalized refinancing costs.................................................               (1,131,607)                 (351,164)
  Repurchase and retirement of common stock.....................................               (3,000,000)                       --
  Preferred stock dividends.....................................................                 (202,106)                       --
                                                                                              -----------               -----------
        Net cash provided by (used in) financing
          activities............................................................                3,148,704                (1,536,668)
                                                                                              -----------               -----------
NET INCREASE IN CASH............................................................              $        --               $     1,650
CASH - Beginning of Period......................................................                       --                        --
                                                                                              -----------               -----------

CASH - End of Period............................................................              $        --               $     1,650
                                                                                              ===========               ===========



                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998


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

The results of operations for the three and six month periods ended February 28, 1998 are not indicative of the results to be expected for the full year.


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

On January 9, 1998,the Company registered 1,461,529 shares of Common Stock under the Securities Act of 1933. These common shares were issuable upon conversion of the its 8% Cumulative Convertible Preferred Stock. On January

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998


NOTE 2 - 8% CUMULATIVE CONVERTIBLE PREFERRED STOCK - CONTINUED

10, 1998, the Company sent notice to all holders of the 8% Cumulative Convertible Preferred Stock that all such preferred shares outstanding will be automatically converted into Common Stock on or before February 11, 1998 under the mandatory conversion provision which requires mandatory conversion when the average closing price for the Common Stock on the American Stock Exchange is $10.00 per share (which occurred during the trading period of November 20 and December 4, 1997).

Prior to March 2, 1998 the Company had converted and retired all 80,000 shares of its 8% Cumulative Convertible Preferred Stock into 1,310,499 shares of registered Common Stock.


NOTE 3 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:

                                                                                              FEBRUARY 28,          AUGUST 31,
                                                                                                 1998                  1997
                                                                                         ------------------    -----------------
Costs incurred on contracts in process under the
   percentage of completion method .............................................               $14,931,082           $ 9,008,594
Estimated gross profit .........................................................                   800,000             1,325,000
                                                                                               -----------           -----------
        Total ..................................................................                15,731,082            10,333,594
Less progress payments received and progress
   billings to date ............................................................                 5,360,643             3,208,800
Plus costs incurred on contracts in process under
   the completed contract method ...............................................                   258,657                13,564
                                                                                               ===========           ===========
        Costs and estimated gross profit in excess
          of billings on contracts in process ..................................               $10,629,096           $ 7,138,358
                                                                                               ===========           ===========


Included in estimated gross profit for August 31, 1997 and February 28, 1998 are jobs with losses accrued of $55,529 and $102,396, respectively.


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:


                                                                                                 FEBRUARY 28,           AUGUST 31,
                                                                                                    1998                  1997
                                                                                             ------------------     ----------------
Lease and leasehold improvements .................................................             $ 1,453,539              $ 1,560,668
Office furniture and fixtures ....................................................                 199,311                  137,236
Machinery and equipment ..........................................................              14,359,373               14,078,151
Computer equipment and software ..................................................               1,259,169                1,243,048
Transportation equipment .........................................................                 126,365                  115,971
                                                                                               -----------              -----------
     Total cost ..................................................................              17,397,757               17,135,074
Accumulated depreciation and amortization ........................................               6,245,727                7,494,744
                                                                                               -----------              -----------
     Net carrying amount .........................................................             $11,152,030              $ 9,640,330
                                                                                               ===========              ===========
Depreciation and amortization expense for the period .............................             $   574,445              $ 1,257,307
                                                                                               ===========              ===========

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997


NOTE 5 - LONG-TERM DEBT

                                                                                        FEBRUARY 28              AUGUST 31,
LONG-TERM DEBT                                                                             1998                    1997
--------------                                                                       -----------------       -----------------
Revolving bank working capital credit line, collateralized by substantially all assets of the Company. The agreement provides for borrowing, subject to certain collateral requirements of up to $10.0 million, and bears interest, payable monthly, at .25% above the bank's prime rate at August 31, 1997 and prime rate at February 28, 1998(an effective rate of 8.75% and 8.5%, respectively), due
March 1,1999. The Agreement is subject to certain loan covenants discussed below and requires a commitment fee of .25% per annum on the average daily unused
portion of the revolving credit line............................................             2,430,901            4,710,726




Note payable to bank, collateralized by substantially all assets of the Company, payable in monthly installments of $54,166.67 plus interest of .25% above the bank's prime rate at August 31, 1997 and prime rate at February 28, 1998(an
effective rate of 8.75% and 8.5%, respectively), due July 1, 2002...............             2,816,667            3,141,667



Revolving  equipment  credit  line,  collateralized  by  specific  assets of the
Company.  The agreement  provides for borrowing up to $4.0 million,  in $500,000 increments,  and bears  interest  at .25% above the bank's  prime rate at August
31,  1997 and prime rate at February  28,  1998(an  effective  rate of 8.75% and
8.5%,  respectively),  due in monthly  installments  over six years from date of borrowing  increment.  The  Agreement  is  subject  to  certain  loan  covenants
discussed below.................................................................            2,087,242                   --
                                                                                     ----------------     ----------------
     Total long-term debt.......................................................            7,334,810            7,852,393
     Total current portion......................................................              650,000              650,000
                                                                                     ================     ================
     Long-term debt - Net.......................................................     $      6,684,810     $      7,202,393
                                                                                     ================     ================

As of August 31, 1997 and February 28, 1998, in connection with the lines of credit and note payable to bank, the Company has agreed to certain covenants. The agreements require the Company to maintain certain ratios/levels of tangible net worth, working capital, liabilities to tangible net worth, earnings before interest, taxes, depreciation and amortization to debt service and prohibit the payment of common stock cash dividends. The Company was in compliance at August 31, 1997 and February 28, 1998, with all of these covenants.

                              RIVIERA TOOL COMPANY



ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF  OPERATIONS


RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Statement of Operations as a percentage of sales.

                                                                            FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                                             ENDED FEBRUARY 28,                ENDED FEBRUARY 28,
                                                                         -----------------------------------------------------------
                                                                            1998            1997               1998          1997
                                                                         -----------     -----------       -----------   -----------

SALES ..........................................................            100.0%           100.0%           100.0%        100.0%
COST OF SALES ..................................................             72.7%            79.6%            74.7%         79.9%
                                                                            -----            -----            -----         -----

       GROSS PROFIT ............................................             27.3%            20.4%            25.3%         20.1%


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.....................              9.2%             8.1%             9.2%          8.0%
                                                                            -----            -----            -----         -----

       INCOME FROM OPERATIONS ..................................             18.1%            12.3%            16.1%         12.1%

OTHER INCOME (EXPENSE)
  INTEREST EXPENSE .............................................             (2.1%)           (8.2%)           (2.3%)        (7.7%)
  GAIN ON ASSET SALES ..........................................             (2.5%)             .3%            (1.1%)          .3%
                                                                            -----            -----            -----         -----
         TOTAL OTHER EXPENSE - NET .............................             (4.6%)           (7.9%)           (3.4%)        (7.4%)

INCOME BEFORE TAXES ON INCOME ..................................             13.5%             4.4%            12.7%          4.7%

INCOME TAXES ...................................................              4.9%             1.5%             4.6%          1.6%
                                                                            -----            -----            -----         -----

            NET INCOME .........................................              8.6%             2.9%             8.1%          3.1%
                                                                            =====            =====            =====         =====



COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 1998 TO THE THREE MONTHS ENDED FEBRUARY 28, 1997.

REVENUES - Revenues for the three months ended February 28, 1998 totaled $6.1 million as compared to $5.4 million for the three months ended February 28, 1997, an increase of $.7 million or 13%. This increase was due to the Company receiving an increase in awarded contracts during the past nine months.


COST OF SALES - Cost of sales increased from $4.3 million for the three months ended February 28, 1997 to $4.4 million for the three months ended February 28, 1998. As a percent of revenue, cost of sales for the three months ended February 28, 1998 was 72.7% compared to 79.6% for the three months ended February 28, 1997. The improved gross margin was largely due to decreases in the Company's direct material expense ($27,100) and manufacturing overhead ($150,800), as well as increases in direct labor ($66,800), outside purchased services ($219,600) and engineering expense ($25,100).

The decrease in direct material expense was a result of better direct material pricing that the Company has negotiated with its suppliers. The decrease in manufacturing overhead was largely due to the decrease in perishable tooling requirements. This decrease was a result of the lower internal machining capacity and related machine perishable tooling requirements. Additionally, medical insurance expense was lower as a result of a refund received from the

Company's medical insurance provider for better medical expense experience than assumed for the previous year. The increase in direct labor expense was a result higher manufacturing hour requirements during the second quarter of 1998 as compared to 1997, as well as higher hourly labor rates in the second quarter of 1998. The increase in outside purchased services was a result of the increase in the amount of outsourcing requirements during the quarter. This increase is a result of the fact that the Company is in the process of upgrading the technology on its machine tools and had less than normal available internal machining capacity. Upon completion of these technology upgrades the Company's internal machining capacity will be increased and is expected to be more efficient. The increase in engineering expense was a result of an increase in the number of engineering personnel required in order to support the increase in the Company's revenues and backlog.


S,G & A EXPENSES - Selling, general and administrative expenses increased from approximately $439,000 for the three months ended February 28, 1997 to approximately $559,000 for the three months ended February 28, 1998. This increase was largely due to an increase in public company costs ($47,000), and selling expense ($58,000). As a percentage of revenue, selling, general and administrative expenses were 9.2% for the three months ended February 28, 1998 compared to 8.1% for the three months ended February 28, 1997.

The increase in public company costs was due to the cost of the Company's Annual Report and costs associated with registering the Convertible Preferred Stock underlying common shares and other services required as a result of being a public entity, as compared to the second quarter of 1997 when the Company was privately held. Selling expense increased, as compared to the same period last year, largely as a result of the increase in sales personnel salaries as well as additional sales travel and other costs incurred by the Company in its international marketing efforts.


INTEREST EXPENSE -- Interest expense for the three months ended February 28, 1998 was approximately $130,000 as compared to approximately $443,000 for the three months ended February 28, 1997. As a percentage of revenue, interest expense decreased from 8.2% for the three months ended February 28, 1997 as compared to 2.1% for the three months ended February 28, 1998.

The decrease in interest expense was a result of the Company's refinancing efforts and lower debt levels resulting from the Company's equity financing activities ($15,070,000 raised) subsequent to the second quarter of 1997. In the third quarter of 1997, the Company refinanced its bank debt with a new financial institution. This refinancing lowered the Company's borrowing costs from prime plus four percent during the second quarter of 1997 to prime plus one quarter percent for the second quarter of 1998. Effective September 1, 1997, the Company's borrowing rate decreased further from prime plus one quarter (8.75%)to prime rate (8.5%).


OTHER EXPENSE -- Other expense for the three months ended February 28,1998 represents penalties and interest for the Company's 1995 and 1996 state income taxes. The penalties and interest represent assessments for late payments of these taxes during these periods. During the second quarter of 1998, the Company negotiated a settlement and paid such penalties and interest. These expenses are a one time, non-reoccurring charge and the Company has no other such issues outstanding.


DIVIDEND EXPENSE -- Dividend expense for the three months ended February 28, 1998 was approximately $117,700 as compared to approximately $1,900 for the three months ended February 28, 1997. As a percentage of revenue, dividend expense increased from .03% for the three months ended February 28, 1997 as compared to 1.9% for the three months ended February 28, 1998. This increase was due to the Company issuing $8.0 million of 8% Cumulative Convertible Preferred Stock in October of 1997.

On February 11, 1998, the Company's 8% Cumulative Convertible Preferred Stock was converted to 1,310,499 shares of registered Common Stock. As a result of this conversion, no such dividends accrued subsequent to February 11, 1998.



COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 1998 TO THE SIX MONTHS ENDED FEBRUARY 28, 1997

REVENUES -- Revenues for the six months ended February 28, 1997 totaled $10.9 million as compared to $11.5 million for the six months ended February 28, 1998, an increase of $.6 million or 6%. This revenue increase was due to the Company's receiving an increase in awarded contracts during the past nine months as the Company has the proper financing to accept additional contracts. Prior to the Company going public, the Company did not have additional financing sources to accept additional contracts and increase revenues.


COST OF SALES -- Cost of sales decreased from $8.7 million for the six months ended February 28, 1997 to $8.6 million for the six months ended February 28, 1998. As a percent of revenue, cost of sales for the six months ended February 28, 1997 was 79.9% compared to 74.7% for the six months ended February 28, 1998. The improved gross margin was largely due to decreases in the Company's direct material expense ($216,600), direct labor ($40,600) and manufacturing overhead ($277,000) as well as increases in outside purchased services ($415,700), and engineering expense ($40,700).

The decrease in direct material expense was a result of better direct material pricing that the Company has negotiated with its suppliers as well as the material requirements of the contracts-in-process required lower levels of materials during this period. The decrease in direct labor expense was a result of the Company utilizing less overtime hours while increasing straight time hours capacity. The manufacturing overhead decrease was largely due to lower depreciation expense as a result of machinery disposals of $605,000 during the first two quarters of 1998 as well as a decrease in perishable tooling requirements. This decrease was a result of the lower internal machining capacity and related machine perishable tooling requirements. Other manufacturing overhead decreases included payroll taxes, truck expense, utilities, workers compensation insurance expense and medical insurance expense. The increase in outside purchased services was a result of the increase in the amount of outsourcing requirements. This increase is a result of the fact that the Company is in the process of upgrading the technology on its machine tools and had less than normal available internal machining capacity. Upon completion of these technology upgrades the Company's internal machining capacity will be increased and is expected to be more efficient. The increases in engineering expense was a result of an increase in the number of engineering personnel required in order to support the increase in the Company's revenues and backlog as well as a decrease in the CAD computer system maintenance expense. The decrease in CAD computer system maintenance expense was a result of the Company replacing its old CAD system and reduced the system maintenance.


S,G & A EXPENSES -- Selling, general and administrative expenses increased from approximately $869,000 for the six months ended February 28, 1997 to approximately $1,063,000 for the six months ended February 28, 1998. As a percentage of revenue, selling, general and administrative expenses were 8.0% for the six months ended February 28, 1997 as compared to 9.2% for the six months ended February 28,1998.The increase in General and Administrative expense was due to increases in public company costs and directors and officers liabilities insurance expense as well as decreases in legal expense, computer maintenance and deferred compensation expense. The increases in public company expense and directors and liability insurance expense during the six months ended February 28, 1998 were due to the Company being a public company as compared to the six months ended February 28, 1997, when the Company was a private entity. The decrease in legal expense was due to the Company requiring less legal services during the six months ended February 28, 1998 as compared to the six months ended February 28, 1997 when the Company required additional non-capitalized legal services in preparing for the Company's March, 1997 initial public offering. The decrease in computer maintenance costs was a result of the Company replacing its mainframe computer system with a PC network which requires less maintenance. The decrease in deferred compensation expense was due to the Company receiving forfeited Company matching share funds under the Company's 401(k) Plan. These funds represent forfeited Company matching contributions resulting from employees leaving the Company prior to being fully vested. Under the Company's 401(k) Plan if an employee is terminated or resigns prior to be fully vested, they are not eligible to retain the unvested portion of the Company's matching contribution.

Selling expense increased as compared to the same period last year largely as a result of the increase in sales personnel and related salaries as well as additional sales travel and commissions incurred by the Company in its international marketing efforts.


INTEREST EXPENSE -- Interest expense for the six months ended February 28, 1998 was approximately $261,400 as compared to approximately $845,400 for the six months ended February 28, 1997. As a percentage of revenue, interest expense decreased from 7.8% for the six months ended February 28, 1997 as compared to 2.3% for the six months ended February 28, 1998.

The decrease in interest expense was a result of the Company's refinancing efforts and lower debt levels resulting from the Company's equity financing activities ($15,070,000 raised) subsequent to the second quarter of 1997. In the third quarter of 1997, the Company refinanced its bank debt with a new financial institution. This refinancing lowered the Company's borrowing costs from prime plus four percent during the second quarter of 1997 to prime plus one quarter percent for the second quarter of 1998. Effective September 1, 1997, the Company's borrowing rate decreased further from prime plus one quarter (8.75%) to prime rate (8.5%).


OTHER EXPENSE -- Other expense for the six months ended February 28,1998 represents penalties and interest for the Company's 1995 and 1996 state income taxes. The penalties and interest represent assessments for late payments of these taxes during these periods. During the second quarter of 1998, the Company negotiated a settlement and paid such penalties and interest. These expenses are a one time, non-reoccurring charge and the Company has no other such issues outstanding.


DIVIDEND EXPENSE -- Dividend expense for the six months ended February 28, 1998 was approximately $201,800 as compared to approximately $6,500 for the six months ended February 28, 1997. As a percentage of revenue, dividend expense increased from .1% for the six months ended February 28, 1997 as compared to 1.7% for the six months ended February 28, 1998. This increase was due to the Company issuing $8.0 million of 8% Cumulative Convertible Preferred Stock in October of 1997.

On February 11, 1998, the Company's 8% Cumulative Convertible Preferred Stock was converted to 1,310,499 shares of registered Common Stock. As a result of this conversion, no such dividends accrued subsequent to February 11, 1998.

FEDERAL INCOME TAXES
The effective federal income tax rate was 36% for the six months ended February 28, 1998, as compared to 34% for the six months ended February 28, 1997. As of August 31, 1997, the Company had approximately $1.7 million of net operating loss carryforwards that expire 2007 through 2009, investment tax credit carryforwards of approximately $204,900 that expire 1998 through 2003 and alternative minimum tax credits of approximately $189,300, the use of which do not expire.


LIQUIDITY AND CAPITAL RESOURCES
During the six months ended February 28, 1998, the Company's cash used in operating activities was $1,064,371. The capital used in operating activities was primarily due to decreases in the Company's Accounts Receivable of $473,094, Deferred Taxes of $528,735, and Perishable Tooling of $105,135. Increases included Work-in-Process of $3,490,738.

From Investing Activities, during the first two quarters of 1998, the Company acquired additional machinery and equipment of $3,176,723 and had disposal proceeds of $1,092,390 including four 1,000 ton stamping presses for $2.1 million, $884,200 of machinery and equipment and $192,000 of computer and office equipment.

From Financing Activities, the Company was provided a total of $3,148,702 during the six months ended February 28, 1998. In the same period, the Company reduced its revolving line of credit ($2.3 million) and drew $2.1 million on its equipment line of credit to finance its acquisition of machinery and equipment. The Company also received proceeds from issuance of 80,000 shares of 8% Cumulative Convertible Preferred Stock (net proceeds of $6.9 million) and subsequently redeemed and retired 730,000 common stock held by Motor Wheel Corporation for $3.0 million ($4.11 per share). Dividends on the 80,000 shares of 8% Cumulative Convertible Preferred Stock paid during the first and second quarter was $202,100. On February 11, 1998, the Company's 8% Cumulative Convertible Preferred Stock was converted to 1,310,499 shares of registered Common Stock. As a result of this conversion, no such dividends accrued subsequent to February 11, 1998.






                                      14.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 26, 1998


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

                                Exhibit Index
                                -------------


Exhibit No.                  Description
-----------                  -----------

   27                        Financial Data Schedule