Form 10-Q
period 1998-05-31
RIVIERA TOOL CO
filed 1998-07-09
CIK 1018349

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10 - Q
                                   -----------


               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



                       For The Quarter Ended May 31, 1998
                       Commission File Number 001 - 12673




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

                               Yes   X    No
                                   -----     -----

The number of Common Shares outstanding at July 7, 1998 was 3,065,499.

                                     PART I
                              FINANCIAL INFORMATION

                                      INDEX

                                                                     Page No.
Item 1.    Financial Statements

           Balance Sheets as of May 31, 1998 and August 31, 1997......  4

           Statements of Operations for the Three Months and Nine
           Months Ended May 31, 1998 and 1997.........................  5

           Statements of Cash Flows for the Nine Months Ended May 31,
           1998 and 1997..............................................  6

           Notes to Financial Statements..............................  7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................  10



                                     PART II
                                OTHER INFORMATION
                                      INDEX


Item 1.        Legal Proceedings - None

Item 2. Changes in Securities - Incorporated by reference to Note 2 - 8% Cumulative Convertible Preferred Stock, included herein the Notes to Financial Statements.

Item 3.        Default Upon Senior Securities - None

Item 4.        Submission of Matters to a  Vote of Security Holders - None

Item 5.        Other Information - None

Item 6.        Exhibits and Reports on Form 8 - K.
6(a)           Exhibits - None
6(b)           Reports on Form 8-K - None

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                  BALANCE SHEET






                                 ASSETS                                                    MAY 31,               AUGUST 31,
                                 ------                                                     1998                   1997
                                                                                    --------------------    --------------------
CURRENT ASSETS                                                              NOTE        (UNAUDITED)              (AUDITED)
                                                                            ----    --------------------    --------------------
  Cash....................................................................             $             --        $             --
  Accounts Receivable:
      Trade...............................................................                    2,795,588               4,614,257
      Related Party.......................................................                           --                 201,286
  Costs and estimated gross profit in excess
      of billings on contracts in process.................................    3              13,649,649               7,138,358
  Inventories.............................................................                      438,740                 468,740
  Prepaid expenses and other current assets...............................                      446,035                 267,554
                                                                                       -----------------       -----------------
            Total current assets..........................................                   17,330,012              12,690,195
PROPERTY, PLANT AND EQUIPMENT, NET........................................    4              11,438,257               9,640,330
PERISHABLE TOOLING........................................................                      440,720                 572,585
OTHER ASSETS..............................................................                       84,611                 187,843
                                                                                       -----------------       -----------------
            Total assets..................................................             $     29,293,600        $     23,090,953
                                                                                       =================       =================

                             LIABILITIES AND
                          STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt.......................................    5        $        650,000        $        650,000
  Accounts payable........................................................                    1,157,127               1,241,243
  Accrued liabilities.....................................................                      577,559                 634,924
                                                                                       -----------------       -----------------
            Total Current liabilities.....................................                    2,384,686               2,526,167
LONG-TERM DEBT............................................................    5               7,307,841               7,202,393
ACCRUED LEASE EXPENSE.....................................................                      633,695                 605,660
DEFERRED TAX LIABILITY....................................................                    1,759,885                 934,400
PREFERRED STOCK - no par value, $100 mandatory redemption value:
       Authorized - 5,000 shares
       Issued and outstanding - None......................................                           --                      --

STOCKHOLDERS' EQUITY:
Preferred Stock - 8% Cumulative Convertible Preferred
    Stock - no par value,
     Authorized - 200,000 shares
     Issued and outstanding - None........................................    2                      --                      --
  Common stock - No par value:
     Authorized - 9,785,575 shares
     Issued and outstanding - and 3,065,499 shares
     at May 31, 1998 and 2,485,000 shares at
     August 31, 1997......................................................    2              13,471,937               9,539,879
  Retained earnings.......................................................                    3,735,556               2,282,454
                                                                                       -----------------       -----------------
            Total stockholders' equity....................................                   17,207,493              11,822,333
                                                                                       -----------------       -----------------
            Total liabilities and stockholders'
              equity......................................................             $     29,293,600        $     23,090,953
                                                                                       =================       =================



                        See notes to financial statements

                              RIVIERA TOOL COMPANY

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                                                               FOR THE NINE MONTHS
                                                   FOR THE THREE MONTHS ENDED                         ENDED
                                                             MAY 31,                                 MAY 31,
                                                -----------------------------------    --------------------------------------
                                                     1998                1997               1998                  1997
                                                ---------------     ---------------    ----------------     -----------------

SALES.....................................      $    6,878,697      $    5,000,864     $    18,418,140      $     15,886,163
COST OF SALES.............................           5,032,429           3,915,605          13,650,235            12,610,934
                                                ---------------     ---------------    ----------------     -----------------

      GROSS PROFIT........................           1,846,268           1,085,259           4,767,905             3,275,229

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES...............             548,837             354,947           1,611,537             1,224,387
                                                ---------------     ---------------    ----------------     -----------------

      INCOME FROM OPERATIONS..............           1,297,431             730,312           3,156,368             2,050,842

OTHER INCOME (EXPENSE)
   Interest expense.......................           (182,175)           (375,463)           (443,565)           (1,220,834)
   Other expense..........................                   --                   -          (110,686)                     -
   Gain/(Loss) on asset sales.............               (715)              19,387            (16,425)               46,161
                                                ---------------     ---------------    ----------------     -----------------

      TOTAL OTHER EXPENSE - NET...........           (182,890)           (356,076)           (570,676)           (1,170,673)

INCOME BEFORE TAXES ON INCOME.............           1,114,541             374,236           2,585,692               880,169

INCOME TAXES..............................             401,750             127,231             930,485               299,257
                                                ---------------     ---------------    ----------------     -----------------

             NET INCOME...................             712,791             247,005           1,655,207               580,912

DIVIDENDS AND ACCRETION ON
    PREFERRED STOCK.......................                  --               2,952             201,815                 9,432
                                                ---------------     ---------------    ----------------     -----------------

NET INCOME AVAILABLE FOR COMMON
    SHARES................................      $      712,791      $      244,053     $     1,453,392      $        571,480
                                                ===============     ===============    ================     =================

BASIC EARNINGS PER COMMON SHARE...........      $      .23          $      .10         $       .61          $       .33
                                                ===============     ===============    ================     =================

COMMON SHARES OUTSTANDING.................           3,065,499           2,426,086           2,387,326             1,712,500
                                                ===============     ===============    ================     =================

DILUTED EARNINGS PER COMMON SHARE.........      $      .23          $      .10         $       .56          $       .34
                                                ===============     ===============    ================     =================

COMMON SHARES OUTSTANDING.................           3,065,499           2,426,086           2,962,056             1,712,500
                                                ===============     ===============    ================     =================










                        See notes to financial statements

                              RIVIERA TOOL COMPANY

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)





                                                                                      FOR THE NINE MONTHS ENDED
                                                                                               MAY 31,
                                                                              ------------------------------------------
                                                                                    1998                    1997
                                                                              -----------------      -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...........................................................       $      1,655,207       $         580,912
  Adjustments to reconcile net income to net cash
    from operating activities:
      Depreciation and amortization....................................                890,850               1,069,560
      Loss on sale of equipment........................................                 18,178                      --
      Amortization of deferred gain....................................                     --                 (46,161)
      Deferred taxes...................................................                825,485                 299,257
      Bad debt expense.................................................                     --                 137,378
      Preferred Stock Accretion........................................                     --                  10,705
      (Increase) decrease in assets:
         Accounts receivable...........................................              2,019,955                 561,362
         Costs and estimated gross profit in
         excess of billings on contracts in
         process.......................................................             (6,511,291)               (873,904)
         Inventory.....................................................                 30,000                      --
         Perishable tooling............................................                131,865                 127,208
         Prepaid expenses and other current assets.....................               (105,916)                (97,202)
      Increase (decrease) in liabilities:
         Accounts payable..............................................                (84,116)             (1,782,738)
         Accrued lease expense.........................................                 28,036                  35,046
         Accrued liabilities...........................................                (57,365)               (162,066)
                                                                              -----------------      ------------------

           Net cash provided by (used in)
             operating activities......................................             (1,159,112)               (415,399)

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in other assets.............................................                     --                 (10,753)
  Proceeds from sale of machinery & equipment..........................              1,092,847                      --
  Additions to property, plant and equipment...........................             (3,769,133)               (490,339)
                                                                              -----------------      ------------------

        Net cash provided by (used in) investing
          activity.....................................................             (2,676,286)               (501,092)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from (repayments of) short-
   term debt...........................................................                     --             (10,241,403)
  Net proceeds from issuance of preferred stock........................              8,000,000                      --
  Principal(payments)/proceeds from long-term debt.....................                105,448               5,933,211
  Redemption of preferred stock........................................                     --                 (95,000)
  Capitalized refinancing costs........................................             (1,067,942)                333,325
  Net proceeds from issuance of common stock...........................                     --               5,238,890
  Repurchase and retirement of common stock............................             (3,000,000)                     --
  Preferential stock dividend..........................................                     --                 (90,000)
  Preferred stock dividends............................................               (202,168)                     --
                                                                              -----------------      ------------------
        Net cash provided by (used in) financing
          activities...................................................              3,835,398               1,078,923
                                                                              -----------------      ------------------
NET INCREASE IN CASH...................................................       $             --       $         162,432
CASH - Beginning of Period.............................................                     --                      --
                                                                              -----------------      ------------------

CASH - End of Period...................................................       $             --       $         162,432
                                                                              =================      ==================



                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1998


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

The results of operations for the three and nine month periods ended May 31, 1998 are not indicative of the results to be expected for the full year.


NOTE 2 - 8% CUMULATIVE CONVERTIBLE PREFERRED STOCK

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

On January 9, 1998, the Company registered 1,461,529 shares of Common Stock under the Securities Act of 1933. These common shares were issuable upon conversion of the its 8% Cumulative Convertible Preferred Stock. On January

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1998


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

As of May 31, 1998 the Company had converted and retired all 80,000 shares of its 8% Cumulative Convertible Preferred Stock into 1,310,499 shares of registered Common Stock.


NOTE 3 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:


                                                                                    MAY 31,                 AUGUST 31,
                                                                                     1998                     1997
                                                                              -------------------        ----------------
Costs incurred on contracts in process under the
   percentage of completion method.....................................       $       14,598,768         $     9,008,594
Estimated gross profit.................................................                  425,000               1,325,000
                                                                              -------------------        ----------------
        Total..........................................................               15,023,768              10,333,594
Less progress payments received and progress
   billings to date....................................................                1,374,119               3,208,800
Plus costs incurred on contracts in process under
   the completed contract method.......................................                       --                  13,564
                                                                              -------------------        ----------------
        Costs and estimated gross profit in excess
          of billings on contracts in process..........................       $       13,649,649         $     7,138,358
                                                                              ===================        ================

Included in estimated gross profit for August 31, 1997 and May 31, 1998 are jobs with losses accrued of $55,529 and $178,227, respectively.


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                                                         MAY 31,             AUGUST 31,
                                                                                          1998                  1997
                                                                                    ------------------     ----------------
Lease and leasehold improvements................................................    $       1,453,539      $     1,560,668
Office furniture and fixtures...................................................              203,429              137,236
Machinery and equipment.........................................................           14,949,523           14,078,151
Computer equipment and software.................................................            1,257,314            1,243,048
Transportation equipment........................................................              126,365              115,971
                                                                                    ------------------     ----------------
     Total cost.................................................................           17,990,170           17,135,074
Accumulated depreciation and amortization.......................................            6,551,913            7,494,744
                                                                                    ------------------     ----------------
     Net carrying amount........................................................    $      11,438,257      $     9,640,330
                                                                                    ==================     ================
Depreciation and amortization expense for the period............................    $         890,850      $     1,257,307
                                                                                    ==================     ================

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   MAY 31,1998


NOTE 5 - LONG-TERM DEBT

                                                                                             MAY 31,            AUGUST 31,
LONG-TERM DEBT                                                                                1998                 1997
--------------                                                                           ----------------     ----------------
Revolving bank working capital credit line, collateralized by substantially all assets of the Company. The agreement provides for borrowing, subject to certain collateral requirements of up to $10.0 million, and bears interest, payable monthly, at .25% above the bank's prime rate at August 31, 1997 and prime rate at May 31, 1998 (an effective rate of 8.75% and 8.5%, respectively), due
January 1, 2000. The Agreement is subject to certain loan covenants discussed below and requires a commitment fee of .25% per annum on the average daily
unused portion of the revolving credit line.....................................           $2,961,019           $4,710,726

Note payable to bank, collateralized by substantially all assets of the Company, payable in monthly installments of $54,166.67 plus interest of .25% above the bank's prime rate at August 31, 1997 and prime rate at May 31, 1998 (an
effective rate of 8.75% and 8.5%, respectively), due July 1, 2002...............            2,654,167            3,141,667

Revolving equipment credit line, collateralized by specific assets of the
Company. The agreement provides for borrowing up to $4.0 million, in $500,000 increments, and bears interest at .25% above the bank's prime rate at August 31,
1997 and prime rate at May 31, 1998 (an effective rate of 8.75% and 8.5%, respectively), due in monthly installments over six years from date of borrowing increment. The Agreement is subject to certain loan covenants discussed
below...........................................................................            2,342,655                   --
                                                                                           ----------           ----------
     Total long-term debt.......................................................            7,957,841            7,852,393
     Total current portion......................................................              650,000              650,000
                                                                                           ==========           ==========
     Long-term debt - Net.......................................................           $7,307,841           $7,202,393
                                                                                           ==========           ==========


As of August 31, 1997 and May 31, 1998, in connection with the lines of credit and notes payable to bank, the Company has agreed to certain covenants. The agreements require the Company to maintain certain ratios/levels of tangible net worth, working capital, liabilities to tangible net worth, earnings before interest, taxes, depreciation and amortization to debt service and prohibit the payment of common stock cash dividends. The Company was in compliance at August 31, 1997 and May 31, 1998, with all of these covenants.

                              RIVIERA TOOL COMPANY



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Statement of Operations as a percentage of sales.



                                                             FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                                                 ENDED MAY 31,                          ENDED MAY 31,
                                                       ------------------------------        -------------------------------
                                                            1998            1997                  1998            1997
                                                        ------------    -----------            -----------     -----------

SALES...........................................            100.0%         100.0%                 100.0%          100.0%
COST OF SALES...................................             73.2%          78.3%                  74.1%           79.4%
                                                       ------------    -----------            -----------     -----------

       GROSS PROFIT.............................             26.8%          21.7%                  25.9%           20.6%


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.....              8.0%           7.1%                   8.7%            7.7%
                                                       ------------    -----------            -----------     -----------

       INCOME FROM OPERATIONS...................             18.9%          14.6%                  17.1%           12.9%

OTHER INCOME (EXPENSE)
  INTEREST EXPENSE..............................             (2.6%)         (7.4%)                 (2.4%)          (7.7%)
  OTHER EXPENSE.................................               --             --                    (.6%)             --
  GAIN ON ASSET SALES...........................              (.1%)           .3%                   (.1%)            .3%
                                                       ------------    -----------            -----------     -----------
         TOTAL OTHER EXPENSE - NET..............             (2.7%)         (7.1%)                 (3.1%)          (7.4%)

INCOME BEFORE TAXES ON INCOME...................             16.2%           7.5%                  14.0%            5.5%

INCOME TAXES....................................              5.8%           2.5%                   5.1%            1.9%
                                                       ------------    -----------            -----------     -----------

            NET INCOME..........................             10.4%           5.0%                   8.9%            3.6%
                                                       ============    ===========            ===========     ===========



COMPARISON OF THE THREE MONTHS ENDED MAY 31, 1998 TO THE THREE MONTHS ENDED MAY 31, 1997.

REVENUES - Revenues for the three months ended May 31, 1998 totaled $6.9 million as compared to $5.0 million for the three months ended May 31, 1997, an increase of $1.9 million or 38%. This revenue increase was due to the Company's receiving an increase in awarded contracts during the past nine months as the Company has the proper financing to accept additional contracts. Prior to the Company going public, the Company did not have available financing sources to accept additional contracts and increase revenues.

With respect to the current General Motors Corporation strike, a number of auto parts and systems suppliers have felt the impact of such strike on their current operations. However, given that Riviera has a diverse customer base and is involved in long-term product development, it is management's belief that the strike will not have a short-term or long-term material effect on the Company.

COST OF SALES - Cost of sales increased from $3.9 million for the three months ended May 31, 1997 to $5.0 million for the three months ended May 31, 1998. As a percent of revenue, cost of sales for the three months ended May 31, 1998 was 73.2% compared to 78.3% for the three months ended May 31, 1997.

The improved gross margin, 26.8% for the third quarter of 1988 as compared to 21.7% for the comparable period of 1997, was largely due to the increase of revenue of $1.9 million while cost of sales increased by only $1.1 million. The increases in the cost of goods sold were largely in the Company's direct material expense ($624,000), direct labor expense ($95,000), outside purchased services ($313,000), engineering expense ($34,000) and manufacturing overhead ($50,000).

The increase in direct material expense was a result of the increase in new contracts received in 1998 and the stage of the Company's work-in-process. The work-in-process during the third quarter of 1998 was in an earlier process where the Company typically expends larger amounts of direct materials and incurs less value-added processes. As a percent of revenue, direct materials increased during the third quarter of 1998 to 17.8% from 12.0% for the third quarter of 1997.

The increase in direct labor expense was a result of higher shop floor manufacturing hours during the third quarter of 1998 as compared to 1997. However, as a percent of revenue, direct labor expense decreased during the third quarter of 1998 to 20.5% from 26.3% for the third quarter of 1997.

The increase in outside purchased services was a result of the increase in the amount of outsourcing requirements during the quarter. The Company is in the process of upgrading the technology on its machine tools and had less than normal available internal machining capacity. Upon completion of these technology upgrades, the Company's internal machining capacity will be increased and is expected to be more efficient and less outsourcing will be required. As a percent of revenue, outside services expense increased during the third quarter of 1998 to 8.8% from 5.8% for the third quarter of 1997.

The increase in engineering expense was a result of an increase in the number of engineering personnel required in order to support the increase in the Company's revenues and backlog. However, as a percent of revenue, engineering expense decreased during the third quarter of 1998 to 6.2% from 7.8% for the third quarter of 1997.

The increase in manufacturing overhead was largely due to the increase in manufacturing supplies and indirect labor. However, as a percent of revenue, manufacturing overhead expense decreased during the third quarter of 1998 to 19.9% from 26.3% for the third quarter of 1997.


S,G & A EXPENSES - Selling, general and administrative expenses increased from approximately $355,000 for the three months ended May 31, 1997 to approximately $549,000 for the three months ended May 31, 1998. This increase was largely due to an increase in public company costs ($31,000), legal and professional expense ($26,000), insurance expense ($15,000), 401(k) Company match expense ($37,000) and selling expenses ($62,000). As a percentage of revenue, selling, general and administrative expenses were 8.0% for the three months ended May 31, 1998 as compared to 7.1% for the three months ended May 31, 1997.

The increase in public company costs was due to the increase in related costs and activities of being a public entity, as compared to the third quarter of 1997 when the Company had just gone public. As a percent of revenue, public company expense increased during the third quarter of 1998 to .64% from .25% for the third quarter of 1997.

The increase in insurance expense was due to the Company purchasing a Directors and officers liabilities insurance policy subsequent to the third quarter of 1997.

The increase in the 401(k) Company match expense was due to the fact that during the third quarter of 1997 the Company received forfeited Company matching share funds under the Company's 401(k) Plan. These funds represent forfeited Company matching contributions resulting from employees leaving the Company prior to being fully invested. Under the Company's 401(k) Plan if an employee is terminated or resigns prior to be fully vested, they are not eligible to retain the unvested portion of the Company's matching contribution. As a percent of revenue, 401(k) matching contribution expense increased during the third quarter of 1998 to .3% as compared to (.3%) for the third quarter of 1997.

Selling expense increased, as compared to the same period last year, largely as a result of the increase in sales personnel salaries, as well as additional sales travel, and other costs incurred by the Company in its international marketing efforts. As a percent of revenue, sales expense increased during the third quarter of 1998 to 1.1% from .2% for the third quarter of 1997.


INTEREST EXPENSE -- Interest expense for the three months ended May 31, 1998 was approximately $182,000, as compared to approximately $210,000 for the three months ended May 31, 1997. As a percentage of revenue, interest expense decreased from 4.2% for the three months ended May 31, 1997 to 2.6% for the three months ended May 31, 1998.

The decrease in interest expense was a result of the Company's refinancing efforts and lower debt levels resulting from the Company's equity financing activities. In the fourth quarter of 1997, the Company refinanced its bank debt with a new financial institution. This refinancing lowered the Company's borrowing costs from prime plus one percent to prime plus one quarter percent. As of September 1, 1997, the Company's interest rate was lowered further to prime rate (an effective rate of 8.5%).

Subsequent to the third quarter of 1998, the Company's credit facilities borrowing rate was reduced further to prime less one-quarter percent or a Libor plus 2.25% option in minimum increments of $500,000 for 30/60/90 days (as of June 11, 1998, the Libor rate for 30 days was 5.6563%, 60 days was 5.6836% and 90 days was 5.6875%).


COMPARISON OF THE NINE MONTHS ENDED MAY 31, 1998 TO THE NINE MONTHS ENDED MAY 31, 1997

REVENUES -- Revenues for the nine months ended May 31, 1998 totaled $18.4 million as compared to $15.9 million for the nine months ended May 31, 1997, an increase of $2.5 million or 16%. This revenue increase was due to the Company's increase in awarded contracts during the past nine months, as the Company has the proper financing to accept additional contracts. Prior to the Company going public, the Company did not have available financing sources to accept additional contracts and increase revenues.


With respect to the current General Motors Corporation strike, a number of auto parts and systems suppliers have felt the impact of such strike on their current operations. However, given that Riviera has a diverse customer base and is involved in long-term product development, it is management's belief that the strike will not have a short-term or long-term material effect on the Company.

COST OF SALES -- Cost of sales increased from $12.6 million for the nine months ended May 31, 1997 to $13.6 million for the nine months ended May 31, 1998. As a percent of revenue, cost of sales for the nine months ended May 31, 1997 was 79.4% compared to 74.1% for the nine months ended May 31, 1998.

The improved gross margin, 25.9% for the nine months ended May 31, 1998 as compared to 20.6% for the comparable period of 1997, was largely due to the increase of revenue of $2.5 million while increasing cost of sales by only $1.0 million. The increases in cost of sales was largely due to increases in the Company's direct material expense ($407,000), direct labor expense ($55,000), outside purchased services ($728,000) and engineering expense ($75,000). For the nine months of 1998, manufacturing overhead decreased by $226,000 as compared the same period last year.

The increase in direct material expense was a result of higher sales levels during the nine months ended May 31, 1998 as compared to the same period last year. However, as a percent of revenue, direct material expense was consistent at 15.8%.

The increase in direct labor expense was a result of the Company utilizing less overtime hours while increasing straight time hours capacity. However, as a percentage of revenue, direct labor expense decreased from 23.9% for the nine months ended May 31, 1997 to 20.9% for the nine months ended May 31, 1998.

The increase in outside purchased services was a result of the increase in the amount of outsourcing requirements. The Company is in the process of upgrading the technology on its machine tools and had less than normal available internal machining capacity. Upon completion of these technology upgrades, the Company's internal machining capacity will be increased and is expected to be more efficient.

The increase in engineering expense was a result of an increase in the number of engineering personnel required in order to support the increase in the Company's revenues and backlog. However, as a percentage of revenue, engineering expense decreased from 7.3% for the nine months ended May 31, 1997 to 6.7% for the nine months ended May 31, 1998.

The manufacturing overhead decrease was largely due to lower perishable tooling expense ($95,000), depreciation expense ($47,000), equipment rental expense ($39,000), utilities expense ($30,000) and truck lease expense ($22,000). As a percentage of revenue, manufacturing overhead expense decreased from 26.6% for the nine months ended May 31, 1997 to 21.7% for the nine months ended May 31, 1998.


S,G & A EXPENSES -- Selling, general and administrative expenses increased from approximately $1.2 million for the nine months ended May 31, 1997 to approximately $1.6 million for the nine months ended May 31, 1998. However, as a percentage of revenue, selling, general and administrative expenses were 7.7% for the nine months ended May 31, 1997 as compared to 8.7% for the nine months ended May 31,1998.The increase in General and Administrative expense was due to increases in public company costs ($114,000), directors and officers liabilities insurance expense ($72,000) and sales expense ($146,000).

The increase in public company expense was due to the Company being public for all nine months ended May 31, 1998, as compared to the nine months ended May 31, 1997, when the Company was public for only three months. As a percentage of revenue, public company expense increased from .2% for the three months ended May 31, 1997 to .8% for the three months ended May 31, 1998.

The increase in directors and officers liabilities insurance expense was due to the Company purchasing an insurance policy subsequent to the third quarter of 1997.

Selling expense increased as compared to the same period last year largely as a result of the increase in sales personnel and related salaries, as well as additional sales travel and commissions incurred by the Company in its international marketing efforts. As a percentage of revenue, selling expense increased from .5% for the three months ended May 31, 1997 to 1.2% for the three months ended May 31, 1998.


INTEREST EXPENSE -- Interest expense for the nine months ended May 31, 1998 was approximately $444,000, as compared to approximately $1,221,000 for the nine months ended May 31, 1997. As a percentage of revenue, interest expense decreased from 6.6% for the nine months ended May 31, 1997 to 2.4% for the nine months ended May 31, 1998.

The decrease in interest expense was a result of the Company's refinancing efforts and additional equity funding which resulted in lower debt levels. Additionally, during the nine months ended May 31, 1997, the Company's borrowing rates were prime plus four percent during the first and second quarter and prime plus one percent during the third quarter. As a result of the Company's refinancing activities, the Company's borrowing rate was prime rate during the nine months ended May 31, 1998 which resulted in lower interest expense.

Subsequent to the third quarter of 1998, the Company's credit facilities borrowing rate was reduced further to prime less one-quarter percent or a Libor plus 2.25% option in minimum increments of $500,000 for 30/60/90 days (as of June 11, 1998, the Libor rate for 30 days was 5.6563%, 60 days was 5.6836% and 90 days was 5.6875%).


OTHER EXPENSE -- Other expense for the nine months ended May 31,1998 represents penalties and interest for the Company's 1995 and 1996 state income taxes. The penalties and interest represent assessments for late payments of these taxes during these periods. During the second quarter of 1998, the Company negotiated a settlement and paid such penalties and interest. These expenses are a one time, non-recurring charge.

DIVIDENDS -- Dividend expense for the nine months ended May 31, 1998 was approximately $201,800 as compared to approximately $9,432 for the nine months ended May 31, 1997. As a percentage of revenue, dividend expense increased from
 .1% for the nine months ended May 31, 1997 as compared to 1.1% for the nine months ended May 31, 1998. This increase was due to the Company issuing $8.0 million of 8% Cumulative Convertible Preferred Stock in October of 1997.

On February 11, 1998, the Company's 8% Cumulative Convertible Preferred Stock was converted to 1,310,499 shares of registered Common Stock. As a result of this conversion, no dividend expense was incurred subsequent to February 11, 1998.


FEDERAL INCOME TAXES
The effective federal income tax rate was 36% for the nine months ended May 31, 1998, as compared to 34% for the nine months ended May 31, 1997. As of August 31, 1997, the Company had approximately $1.7 million of net operating loss carryforwards that expire 2007 through 2009, investment tax credit carryforwards of approximately $204,900 that expire 1998 through 2003 and alternative minimum tax credits of approximately $189,300, the use of which do not expire.


LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended May 31, 1998, the Company's cash used in operating activities was $1,159,112. The capital used in operating activities was primarily due to decreases in the Company's Accounts Receivable of $2,119,955, and Perishable Tooling inventory of $131,865 and increases in Deferred Taxes of $825,485 and Work-in-Process of $6,511,291.

From Investing Activities, during the first three quarters of 1998, the Company acquired additional machinery and equipment of $3,769,133 and had disposal proceeds of $1,092,847. Equipment acquisitions include four 1,000 ton stamping presses for $2.1 million, $1.2 million of machinery and equipment and $434,000 of computer and office equipment.

From Financing Activities, the Company was provided $3,835,398 during the nine months ended May 31, 1998. In the same period, the Company reduced its revolving line of credit by $1.7 million, drew $2.3 million on its equipment line of credit to finance its acquisition of machinery and equipment and paid $487,500 of principal on its existing equipment term note payable. The Company also received proceeds from issuance of 80,000 shares of 8%

Cumulative Convertible Preferred Stock (net proceeds of $6.9 million) and subsequently redeemed and retired 730,000 common stock held by Motor Wheel Corporation for $3.0 million ($4.11 per share). Dividends on the 80,000 shares of 8% Cumulative Convertible Preferred Stock paid during the first three quarters was $202,100. On February 11, 1998, the Company's 8% Cumulative Convertible Preferred Stock was converted to 1,310,499 shares of registered Common Stock. As a result of this conversion, no dividend expense was incurred subsequent to February 11, 1998.

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: July 7, 1998


                             Riviera Tool Company


                             /s/ Kenneth K. Rieth
                             --------------------
                             Kenneth K. Rieth
                             President and Chief Executive Officer
                             (Principal Executive Officer)



                             /s/ Peter C. Canepa
                             -------------------
                             Peter C. Canepa
                             Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX




Exhibit No.                       Description
-----------                       -----------

   27                             Financial Data Schedule