Form 10-K405
period 1998-08-31
RIVIERA TOOL CO
filed 1998-12-01
CIK 1018349

                                 United States
                       Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended August 31, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                        Commission file number 001-12673

                              RIVIERA TOOL COMPANY
             (Exact name of registrant as specified in its charter)

                   MICHIGAN                         38-2828870
    ---------------------------------------    ----------------------
       (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)            Identification No.)


          5460 EXECUTIVE PARKWAY SE
               GRAND RAPIDS, MI                        49512
    ----------------------------------------    ----------------------
    (Address of principal executive offices)         (Zip Code)


       Registrant's telephone number, including area code: (616) 698-2100

    Securities registered pursuant to Section 12(b) of the Act: Common Stock, no par value

            Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting common stock of the Registrant (based upon the last reported sale of the Common Stock at that date by the American Stock Exchange) held by non-affiliates was $16,363,981 as of November 17, 1998.

The number of shares outstanding of the Registrant's common stock as of November 23, 1998 was 3,218,744 shares of common stock without par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:


                                                                               Part of Form 10-K Into Which Portions
                          Document                                                 of Documents are Incorporated
--------------------------------------------------------------      ------------------------------------------------------------
Riviera Tool Company 1998 Annual Report to  Shareholders.                               Parts I, II and IV

Definitive Proxy Statement for the 1998 Annual Meeting of                                   Part III
Shareholders filed with the Securities and Exchange
Commission, November, 1998.


                             RIVIERA TOOL COMPANY

                           Annual Report on Form 10-K

                                November 23, 1998


                                TABLE OF CONTENTS

                                                        PART I                                        PAGE
                                                        ------

Item 1.              Business........................................................................   3
Item 2.              Properties......................................................................   8
Item 3.              Legal Proceedings...............................................................   9
Item 4.              Submission of Matters to a Vote of Security Holders.............................   9


                                                        PART II
                                                        -------

Item 5.              Market for the Registrant's Common Stock and
                     Related Stockholder Matters.....................................................   9
Item 6.              Selected Financial Data.........................................................  10
Item 7.              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.............................................  10
Item 8.              Financial Statements and Supplemental Data......................................  10
Item 9.              Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure..........................................  11


                                                        PART III
                                                        --------

Item 10.             Directors and Executive Officers of the Registrant..............................  11
Item 11.             Executive Compensation..........................................................  11
Item 12.             Security Ownership of Certain Beneficial Owners and Management..................  11
Item 13.             Certain Relationships and Related Transactions..................................  11


                                                        PART IV
                                                        -------

Item 14.             Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Index........ 11-13


                     SIGNATURES......................................................................  14

                                     PART I

ITEM 1.      BUSINESS

    GENERAL

    The Company is a leading designer and manufacturer of large scale, complex stamping die systems used to form sheet metal parts. Most of the stamping die systems sold by the Company are used in the production of automobile and truck body parts such as doors, door frames, structural components and bumpers. The following table sets forth the Company's sales (in millions) and percentage of total sales by customer in fiscal years 1994, 1995, 1996, 1997 and 1998.


                                                                        YEAR ENDED AUGUST 31,
-------------------------------------------------------------------------------------------------------------------------------
               CUSTOMER                     1994              1995              1996            1997              1998
-------------------------------------------------------- ----------------- ---------------- --------------- ------------------
                                        AMOUNT     %      AMOUNT    %       AMOUNT    %      AMOUNT     %     AMOUNT     %
                                       ----------------- ----------------- ---------------- --------------- ------------------
Chrysler  Corporation..................$  6.9     31%    $  4.6     24%    $  4.6     25%   $ 8.9     40%   $  2.3    10%

Suppliers of Chrysler Corp. ...........     0      *          0      *          0      *       .7      3       1.5     7

Ford Motor Company.....................   1.9      8        1.3      7        2.1     11      3.4     16         0     *

Suppliers of Ford Motor Company........   6.9     31       10.4     55        3.0     17      3.4     16       6.0    26

General Motors Corporation.............     0      *         .2      1        2.3     13       .9      4       5.2    23

Suppliers of General Motors
Corporation............................     0      *          0      *        1.6      9      1.8      8       6.0    27

Other auto and  truck manufacturers
And their suppliers....................   6.7     30        2.5     13        4.7     25      2.8     13       1.6     7
                                       ----------------- ----------------- ---------------- --------------- ------------------

Total Sales............................$ 22.4    100%    $ 19.0    100%    $ 18.3    100%   $21.9    100%   $ 22.6   100%
                                       ================= ================= ================ =============== ==================

----------
*    Less than 1.0% of the Company's total sales.


INDUSTRY TRENDS

      The automotive industry continues to evolve towards the early stages of convergence between the OEM's and the supplier base. This trend will result in the OEM's focusing their capital expenditures on marketing and distribution, rather than manufacturing. A recent Bear Sterns & Co. Inc. automotive parts industry report (1) noted that the OEM's greatest single asset is their brands and that independent suppliers will become a critical component of the design, engineering and delivery of systems which will increasingly be outsourced in the future.

      Other significant trends within the North American automotive industry have had, and are likely to continue to have, an impact on the Company's business. Over the past several years, the industry has required that its tool suppliers utilize advanced computer integrated technology. This has required significant capital investment. In some cases, being unable or unwilling to make this investment, many independent tooling suppliers have exited the business. This has decreased the available domestic tooling capacity and has resulted in fewer qualified suppliers.

    The automotive industry's trend towards shorter product life cycles and introduction of a greater number of vehicle models will create growing demand for the Company's complex tooling systems. In accordance with this trend, Chrysler Corporation ("Chrysler"), Ford Motor Company ("Ford") and General Motors Corporation ("General Motors"), the three largest domestic automobile manufacturers (the "OEMs"), are forming alliances with select suppliers which have the technological capability to successfully perform simultaneous engineering of product and manufacturing processes from concept to completion at the supplier level and utilizing computer data based design, manufacturing and validation processes. The OEMs have formed "Platform" teams which provide the organizational

------------------------------------
(1) Source: Bear Sterns Equity Research Report on the Auto Parts Industry, dated September, 1998.

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

     A recent report (2) on Light Car and Truck Product Cycle by Manufacturer -- U.S. Market, indicated the following trends of "major changes" and "facelifts" by manufacturer (foreign and domestic) for vehicles in the U.S. market:


                     Model                               Major
                      Year          "Facelifts"         Changes           Total
                 ----------------   -------------     -------------    -------------
                 1999............        11                23               34
                 2000............        10                33               43
                 2001............        12                25               37
                 2002............         9                40               49
                                    -------------     -------------    -------------
                     Total               42               121              163
                                    =============     =============    =============

    The emphasis on designing and manufacturing more fuel efficient vehicles as the result of federal Corporate Average Fuel Economy ("C.A.F.E.") regulation has produced many new vehicle designs. In addition, automobile manufacturers are utilizing light-weight, high strength steels and aluminum in new model designs in order to decrease the weight of the vehicle and increase fuel efficiency. Therefore, suppliers will be required to have the ability to work with these types of materials in order to remain competitive. The Company has established an expertise in manufacturing dies used in the production of structural components made of light-weight, high strength steels and aluminum (largely utilized in large semi-trucks).

    Chrysler, Ford and General Motors have developed "cash accumulation policies." These policies entail the establishing and maintaining of cash reserves to fund new model development during industry downturns. These policies should create increased and more stable demand for the Company's products and services in the future should new car sales volumes were to decrease. As of June 30, 1998, Chrysler had accumulated $7.0 billion, Ford $9.0 billion and General Motors $22 billion, for such development during future industry downturns.(3) General Motors stated in its 1996 mid-year Report to Shareholders that this cash accumulation "will enable us to weather the next industry down cycle without sacrificing any of our product programs, which is critical for long-term success". (4)

    Efforts by OEMs and their suppliers to reduce labor and other manufacturing costs have resulted in their tending to combine common parts into a single stamping press and reduce the number of "hits" required to manufacture a part. In addition, utilization of transfer presses has increased demand for transfer dies to reduce labor cost at the OEMs and their suppliers. The Company believes that it is one of only a few North American independent suppliers that have the capability to both design and produce large complex transfer dies.

    Management believes these industry trends will continue with emphasis on simultaneous engineering and manufacturing processes centered around the utilization of fully computer integrated technologies. This should increase the Company's customer relationships with and importance to the OEMs and their tier one suppliers of sheet metal stamped parts and assemblies.

  (2) Source: Bear Sterns Equity Research Report on the Auto Parts Industry, dated September, 1998.
  (3) Source: Chrysler Corporation, Ford Motor Company and General Motors Corporation Securities and Exchange
      Commission Form 10Q for the quarter ended June 30, 1998.
  (4) Source: General Motors Midyear Report to Shareholders, dated September 10, 1996.

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

    During fiscal 1998, the Company purchased four large stamping presses and is in the process of installing such presses. These additional presses will provide the Company the opportunity to manufacture the largest parts used in an automobile. These parts would include double attached doors, body side apertures and very large hood and deck panels. The Company believes it is only one of three domestic die manufacturers and one of only eight in the world with this capacity. Upon installation of these presses, the Company believes it will benefit as these types of large dies can result in larger contracts. For example, a set of stamping dies currently manufactured by the Company generally sells for between $250,000 and $2,000,000 depending upon size and complexity, whereas a body side aperture can sell for between $4,000,000 and $6,000,000.

     Simultaneous Engineering of Product and Process. The OEMs are developing organizational structures involving internal design and engineering personnel as well as supplier representatives which they are using to develop new car models. These organizations are called "Platform" teams. This allows full implementation of simultaneous engineering -- the application of the product engineering and process engineering functions simultaneously and early in the process. The Company utilizes advanced Computer Aided Design/Computer Aided Manufacturing ("CAD/CAM") technology to design and manufacture its complex stamping dies. Due to this advanced computer capability, the Company is able to work very closely with its customers and is often assigned to these Platform teams early. Its process engineering input facilitates the teams' goals of introducing new models rapidly and efficiently. The Company has invested significantly to ensure that it remains one of the few domestic tool and die firms with advanced technology capabilities and is one of only a few independent suppliers capable of receiving and working directly from complex mathematical data received from its OEM customers. Although several of its competitors also utilize CAD/CAM technology, management believes the Company is one of only a few suppliers who have successfully integrated mathematical data into their on-site design, manufacturing and validation processes across their product line. Management's investment in, and commitment to, advanced technology has solidified its quality reputation with its customers and helped the Company advance to tier one status.

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

MARKETING AND SALES

    The Company's marketing emphasis is on Chrysler, Ford and General Motors and their tier one suppliers. The Company maintains excellent relationships with Chrysler, Ford and General Motors which directly accounted for about 33%, in the aggregate, of the Company's revenues in 1998. For the year ended August 31, 1998, Chrysler, Ford, General Motors and their tier one suppliers accounted for approximately 93% of the Company's revenues.

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

BACKLOG AND SEASONALITY

    The Company's backlog of awarded contracts, of which all are believed to be firm, was approximately $16.2 million and $12.1 million as of August 31, 1998 and 1997, respectively. Of the August 31, 1998 contract backlog, the Company expects all backlog contracts will be reflected in sales during fiscal years ended August 31, 1999 and 2000. The Company's sales of stamping dies do not follow a seasonal pattern; however, the timing of new model introductions and existing model restyling tooling programs are dependent on Chrysler, Ford and General Motors and their strategy of accelerating the introduction of new models.

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

    Management has strategically positioned the Company as one of North America's most technologically advanced independent suppliers of metal stamping die systems utilizing a totally computer integrated process for the design, manufacture and validation of its products. The Company should continue to benefit from current trends in the global automotive industry which require continuous quality improvement, simultaneous engineering and development, and increasing reliance on a select number of suppliers capable of utilizing computer integrated technology to develop new automobile models. Examples of parts made from die systems recently developed and manufactured by the Company include; the Ford Explorer and F-Series truck bumper system, Jeep Wrangler door panels and wheels, Chrysler Neon and mini-vans structural body components, Chrysler LH roof panels, Ford Navigator frame systems, Ford HN 80 truck panels, as well as aluminum body panels for the Navistar and Paccar semi-tractor vehicle.

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

EMPLOYEES

    The Company's work force consists of approximately 141 full-time employees, of which approximately 34 are salaried managerial and engineering personnel. The balance are hourly employees engaged in manufacturing and indirect labor support. Included among these hourly workers are approximately 102 skilled tradesmen who are either journeymen tool and die makers or machinists. None of the Company's employees are covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good. The Company has a discretionary contribution 401K plan. The Company has no contingent pension liabilities arising from any defined benefit plan.

ITEM 2.      PROPERTIES

         The Company's facilities are located in Grand Rapids, Michigan and consist of approximately 178,000 square feet of space of which 28,000 square feet is utilized for office, engineering and employee service functions, 98,000 square feet is dedicated to the Company's tooling production and 52,000 square feet is under a four-year sublease to an unaffiliated tenant. Constructed in 1989, the facility is leased with a lease term of 20 years. The facility lease provides for annual payments of $934,500 plus an escalation of base rent of 1% for each of the first ten years and 2% for each of the second ten years. The Company has a purchase option on the building at the fair market value beginning in November 1996. The sublease requires annual lease payments of $224,724 commencing August 1, 1996 through July 1, 1998 and $231,468 per annum from August 1, 1998 through July 31, 2000. The sublease also requires the subtenant to pay 33.7% of common operating expenses of the facility. The sublease has two renewal options for two years each with annual lease payments of $231,468 and $238,412, respectively. During

1998, the tenant exercised its option to extend the lease period until July 31, 2000. The Company exercised its option to terminate the sublease agreement on July 31, 2000.


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


                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

         The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol RTC. The table below sets forth the high and low sales prices as reported by AMEX during the year ended August 31, 1998.

                                                       FISCAL 1998
                                                 -----------------------
                                                   HIGH           LOW
                                                 --------       --------
             1st quarter.......................... 10.000        5.875
             2nd quarter.......................... 12.375        6.625
             3rd quarter.......................... 10.375        8.000
             4th quarter..........................  9.875        4.750

         As of October 20, 1998, the Company's common stock was held by 42 holders of record and approximately 931 beneficial shareholders.

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

         The holders of the 8% Cumulative Convertible Preferred Stock possessed no voting rights. Cumulative dividends were to be paid at an annual rate of 8% payable quarterly, in arrears, at a rate of $2.00 per share per quarter, commencing December 31, 1997. Of the 80,000 Preferred Shares issued, 67,500 preferred shares were convertible into Common Stock at any time, and from time to time, in whole or in part, for the number of shares of Common Stock per share equal to $100 divided by $6.00. The remaining 12,500 preferred shares were convertible into Common Stock at any time, and from time to time, in whole or in part, for the number of shares of Common Stock per share equal to $100 divided by $6.7375. All the Preferred Shares outstanding were automatically converted into Common Stock when the average closing price for the Common Stock on the American Stock Exchange for 10 consecutive trading days is equal to or greater than $10 per share. The Company was not required to issue fractional shares in connection with any conversion and a cash payment shall be made in lieu thereof. On January 9, 1998, the Company registered 1,461,529 shares of Common Stock under the Securities Act of 1933. These common shares were issuable upon conversion of the its 8% Cumulative Convertible Preferred Stock. On January 10, 1998, the Company sent notice to all holders of the 8% Cumulative Convertible Preferred Stock that all such preferred shares outstanding would be automatically converted into Common Stock on or before February 11, 1998, under the mandatory conversion provision which requires mandatory conversion when the average closing price for the Common Stock on the American Stock Exchange is $10.00 per share (which occurred during the trading period of November 20 and December 4, 1997). On February 11, 1998, all 80,000 shares of 8% Cumulative Convertible Preferred Stock was converted into 1,310,499 shares of registered Common Stock.

ITEM 6.      SELECTED FINANCIAL DATA

         Information required by this Item 6 is incorporated by reference to page 32 and 33 of the Company's 1998 Annual Report to Shareholders filed as
Exhibit 13 hereto.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this Item 7 is incorporated by reference to pages 34 - 37 of the Company's 1998 Annual Report to Shareholders filed as
Exhibit 13 hereto.


ITEM 8.      FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

         The Registrant hereby incorporates the financial statements required by this Item 8 by reference to Item 14(a)(1) hereof, and the supplementary financial information required by this Item 8 by reference to page 38 - 51 of the Company's 1998 Annual Report to Shareholders filed as Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The Registrant hereby incorporates the information required by Form 10-K, Items 10-13 by reference to the Registrant's definitive proxy statement for its 1998 annual meeting of shareholders which was filed with the Commission prior to November 23, 1998.


                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as a part of this report:

1. Financial Statements - The following financial statements and the report of independent auditors set forth on pages 38 - 51 of the Company's 1998 Annual Report to Shareholders filed as Exhibit 13 hereto are incorporated by reference in this Annual Report on Form 10-K.

                  Balance Sheets as of August 31, 1998 and 1997
                  Notes to Financial Statements

                  For each of the three years in the period ended August 31, 1998:
                           Statements of Common Shareholders' Equity
                           Statement of Operations
                           Statements of Cash Flows

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

            10(l) Loan Agreement, Revolving Line of Credit Loan Note, Existing Equipment Term Loan Note, Non-Revolving Equipment Line of Credit Loan Note, Security Agreement and Assignment of Life Insurance Policy as Collateral between Registrant and Old Kent Bank dated June 12, 1997 (incorporated by reference to
                    Exhibit 10(l) of the Registrant's Form 10K, filed November 26, 1997).

            10(m) Amendments number 1, 2, 3, and 4 between Registrant and Old Kent Bank dated December 31, 1997, February 15, 1998, August 14, 1998 and August 14, 1998, respectively.

            10(n) Release of Policy as Collateral Security from NBD Bank dated December 2, 1997.

            10(o) Assignment of Life Insurance Policy as Collateral Security to Old Kent Bank dated July 23, 1998.

            10(p)   1998 Key Employee Stock Option Plan dated November 2, 1998

             13     1998 Annual Report to Shareholders.

             21     Subsidiaries - None

             27     Financial Data Schedule.

         (b).     No Reports on Form 8-K were filed in 1998.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Dated:   November 23, 1998       RIVIERA TOOL COMPANY


                                 By: /s/ Kenneth K. Rieth
                                     --------------------
                                     Kenneth K. Rieth, Principal Executive
                                     Officer

                                     and

                                 By: /s/ Peter C. Canepa
                                     -------------------
                                     Peter C. Canepa, Principal Financial
                                     and Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 23rd day of November, 1998, by the following persons on behalf of the Company and in the capacities indicated.

         Each Director of the Company whose signature appears below hereby appoints Kenneth K. Rieth and Peter C. Canepa, and each of them individually, as his attorney-in-fact to sign in his name and on his behalf as a Director of the Company, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.


/s/ Leonard H. Wood                                /s/ Kenneth K. Rieth
-------------------                                --------------------
Leonard H. Wood, Director                          Kenneth K. Rieth, Director

/s/ John C. Kennedy                                /s/ Daniel W. Terpsma
-------------------                                ---------------------
John C. Kennedy, Director                          Daniel W. Terpsma, Director

/s/ Thomas H. Highley
---------------------
Thomas H. Highley, Director


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

Not Applicable.

                               INDEX TO EXHIBITS

EXHIBIT NO.              DESCRIPTION
-----------              -----------
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

10(e) Lease Agreement dated November 1, 1998 between Registrant and Greenbrook Limited Partners/Riviera regarding industrial facilities at 5460 Executive Parkway SE, Grand Rapids, Michigan (incorporated by reference to Exhibit 10(e) of the Registrant's Form S-1, Registration No. 333-14187, filed October 15, 1996).

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

                               INDEX TO EXHIBITS

EXHIBIT NO.              DESCRIPTION
-----------              -----------
10(k) Assignment of Claim to NBD Bank dated March 3, 1997 (incorporated by reference to Exhibit 10(k) of the Registrant's Form 10-Q, filed April 17, 1997).

10(l) Loan Agreement, Revolving Line of Credit Loan Note, Existing Equipment Term Loan Note, Non-Revolving Equipment Line of Credit Loan Note, Security Agreement and Assignment of Life Insurance Policy as Collateral between Registrant and Old Kent Bank dated June 12, 1997 (incorporated by reference to Exhibit 10(l) of the Registrant's Form 10K, filed November 26, 1997).

10(m) Amendments number 1, 2, 3, and 4 between Registrant and Old Kent Bank dated December 31, 1997, February 15, 1998, August 14, 1998 and August 14, 1998, respectively.

10(n) Release of Policy as Collateral Security from NBD Bank dated December 2, 1997.

10(o) Assignment of Life Insurance Policy as Collateral Security to Old Kent Bank dated July 23, 1998.

10(p)     1998 Key Employee Stock Option Plan dated November 2, 1998.

 13       1998 Annual Report to Shareholders.

 21       Subsidiaries -- None

 27       Financial Data Schedule.