Form 10-Q
period 1998-11-30
RIVIERA TOOL CO
filed 1999-01-13
CIK 1018349

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10 - Q
                                   -----------


               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



                     For The Quarter Ended November 30, 1998
                       Commission File Number 001 - 12673




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

The number of Common Shares outstanding at January 13, 1999 was 3,218,744.

                                     PART I
                              FINANCIAL INFORMATION

                                      INDEX

                                                                       Page No.
Item 1.  Financial Statements

         Balance Sheets as of November 30, 1998 and August 31, 1998......  4

         Statements of Operations for the Three Months Ended
         November 30, 1998 and 1997......................................  5

         Statements of Cash Flows for the Three Months Ended
         November 30, 1998 and 1997......................................  6

         Notes to Financial Statements...................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations........................................... 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - None


                                    PART II
                                OTHER INFORMATION
                                      INDEX


Item 1. Legal Proceedings - Incorporated by reference to Prospectus - "Business-Legal Proceedings" contained in Registrant's Registration Statement number 333-14187, effective March 3, 1997.

Item 2.     Changes in Securities - On November 2, 1998, the Company's
            Board of Directors declared a five percent common stock dividend, payable on December 18, 1998 to all shareholders of record on November 17, 1998. On December 18, 1998, an additional 153,245 common shares were issued as a stock dividend.



Item 3.     Default Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - The following matters were submitted to a vote of the Company's common shareholders at its annual shareholders meeting on December 16, 1998:

            a. The following directors were elected to serve until the meeting of shareholders in 2001 and until their successors are elected (amounts shown in parentheses represent the number of votes cast for, against or withheld, and abstentions, respectively:

                 (i)    Leonard H. Wood (2,873,175, 4,000, 188,324)
                 (ii)   Daniel W. Terpsma (2,872,575, 4,600, 188,324)

                 The following directors of the Company continued until the annual meeting of shareholders in the year indicated parenthetically and until their successors are elected:

                             Kenneth K. Rieth (1999)
                             John C. Kennedy (2000)
                            Thomas H. Highley (2000)

            b. A proposal to approve the Riviera Tool Company 1998 Key Employee Stock Option Plan (the "Plan"). The purpose of the Plan is to enable key employees of Company to participate in the Company's future growth and profitability by offering them long-term performance-based incentive compensation. The Plan also provides a means through which the Company can attract and retain key employees and directors. All officers, directors, and others designated by the Compensation Committee are eligible to participate in the Plan. Shareholder votes were cast as follows: 2,148,337 for; 71,844 against or withheld; and, 654,244 abstentions. Based upon this tabulation of votes, the proposal was approved.


Item 5.     Other Information - None

Item 6.     Exhibits and Reports on Form 8 - K.
6(a)        Exhibits - None
6(b)        Reports on Form 8-K - Reported on Form 8-K, Item 5. Other Events
            regarding Company's prior period adjustment, filed on November 12, 1998.

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                  BALANCE SHEET




                                                                                   NOVEMBER 30,             AUGUST 31,
                                  ASSETS                                               1998                    1998
                                                                                 ----------------        ----------------
CURRENT ASSETS                                                       NOTE          (UNAUDITED)              (AUDITED)
                                                                                 ----------------        ----------------
  Cash............................................................           $           29,883      $             4,206
  Accounts Receivable.............................................                     2,801,108               1,609,272
  Costs and estimated gross profit in excess
      of  billings on contracts in process........................     2              13,773,823              11,299,961
  Inventories.....................................................                       368,066                 405,566
  Prepaid expenses and other current assets.......................                       314,404                 172,054
                                                                                 ----------------        ----------------
            Total current assets..................................                    17,287,284              13,491,059

PROPERTY, PLANT AND EQUIPMENT, NET................................     3              13,730,694              13,237,501
PERISHABLE TOOLING................................................                       734,108                 743,966
OTHER ASSETS......................................................                       223,885                 223,869
                                                                                 ----------------        ----------------

            Total assets..........................................            $       31,975,971      $       27,696,395
                                                                                 ================        ================

                             LIABILITIES AND
                           STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt...............................     4      $        1,200,000      $          876,555
  Accounts payable................................................                     1,118,521               1,113,113
  Accrued liabilities.............................................                       269,487                 204,682
                                                                                 ----------------        ----------------
            Total current liabilities.............................                     2,588,008               2,194,350

LONG-TERM DEBT....................................................     4              11,291,114               8,196,641
ACCRUED LEASE EXPENSE.............................................                       650,049                 643,040
DEFERRED TAX LIABILITY............................................                     1,047,084                 780,376
PREFERRED STOCK - no par value, $100 mandatory redemption value:
       Authorized - 5,000 shares
       Issued and outstanding - None..............................                            --                      --

STOCKHOLDERS' EQUITY:
Preferred Stock - 8% Cumulative Convertible Preferred
    Stock - no par value,
     Authorized - 200,000 shares
     Issued and outstanding - None................................                            --                      --
  Common stock - No par value:
     Authorized - 9,785,575 shares
     Issued and outstanding - 3,218,744 shares
     at November 30, 1998 and 3,065,499 shares at
     August 31, 1998..............................................                    14,512,185              13,496,937
  Retained earnings...............................................                     1,887,531               2,385,051
                                                                                 ----------------        ----------------
            Total stockholders' equity............................                    16,399,716              15,881,988
                                                                                 ----------------        ----------------
            Total liabilities and stockholders'
              Equity..............................................            $       31,975,971     $        27,696,395
                                                                                 ================        ================




                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)






                                                                                 FOR THE THREE MONTHS ENDED
                                                                                         NOVEMBER 30
                                                                            -------------------------------------
                                                                                 1998                 1997
                                                                            ----------------     ----------------
SALES..................................................................  $        5,556,996   $        5,443,805
COST OF SALES..........................................................           4,215,868            4,184,070
                                                                           ----------------     ----------------
      GROSS PROFIT.....................................................           1,341,128            1,259,735

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES............................................             435,284              503,742
                                                                           ----------------     ----------------
      INCOME FROM OPERATIONS...........................................             905,844              755,993

OTHER INCOME (EXPENSE)
   Interest expense....................................................            (122,978)            (131,829)
   Gain on asset sales.................................................               1,570               23,759
                                                                           ----------------     ----------------
      TOTAL OTHER EXPENSE - NET........................................            (121,408)            (108,070)

INCOME BEFORE TAXES ON INCOME..........................................             784,436              647,923

INCOME TAXES...........................................................             266,708              232,886
                                                                           ----------------     ----------------
             NET INCOME................................................             517,728              415,037

DIVIDENDS AND ACCRETION ON
    PREFERRED STOCK....................................................                  --               84,079
                                                                           ----------------     ----------------
NET INCOME AVAILABLE FOR COMMON
    SHARES.............................................................  $          517,728   $          330,958
                                                                           ================     ================

BASIC EARNINGS PER COMMON SHARE........................................  $              .16   $              .15
                                                                           ================     ================

BASIC COMMON SHARES OUTSTANDING........................................           3,218,744            2,221,102
                                                                           ================     ================

DILUTED EARNINGS PER COMMON SHARE......................................  $              .16   $              .14
                                                                           ================     ================

DILUTED COMMON SHARES OUTSTANDING......................................           3,218,744            2,919,207
                                                                           ================     ================



                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)






                                                                                      FOR THE THREE MONTHS ENDED
                                                                                             NOVEMBER 30,
                                                                                ---------------------------------------
                                                                                      1998                    1997
                                                                                ---------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...........................................................      $       517,728           $       415,037
  Adjustments to reconcile net income to net cash
    from operating activities:
      Depreciation and amortization....................................              407,977                   279,298
      Gain on sale of equipment........................................                   --                   (22,266)
      Deferred taxes...................................................              266,708                   232,886
      (Increase) decrease in assets:
         Accounts receivable...........................................           (1,191,836)                1,131,720
         Costs and estimated gross profit in
         excess of billings on contracts in
         process.......................................................           (2,473,862)               (2,210,437)
         Perishable tooling............................................                9,858                    60,429
         Prepaid expenses and other current assets.....................             (142,350)                  (72,415)
      Increase (decrease) in liabilities:
         Accounts payable..............................................                5,408                   114,856
         Accrued lease expense.........................................                7,009                     9,345
         Accrued liabilities...........................................               64,805                    48,524
                                                                                -------------            --------------

           Net cash used in
             operating activities......................................      $    (2,528,555)           $      (13,022)
                                                                                -------------            --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of machinery & equipment..........................                   --                   206,500
  Additions to property, plant and equipment...........................             (863,686)               (1,467,928)
                                                                                -------------            --------------

        Net cash used in investing
          activity.....................................................      $      (863,686)           $   (1,261,928)
                                                                                -------------            --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of preferred stock........................                   --                 7,151,555
  Principal (payments)/proceeds from long-term debt.....................           3,417,918                (2,537,024)
  Capitalized refinancing costs........................................                   --                  (235,991)
  Repurchase and retirement of common stock............................                   --                (3,000,000)
  Preferred stock dividends............................................                   --                   (84,079)
                                                                                -------------            --------------
        Net cash provided by financing
          activities...................................................      $     3,417,918           $     1,294,461
                                                                                -------------            --------------
NET INCREASE IN CASH...................................................      $        25,677           $        20,011
                                                                                -------------            --------------

CASH - Beginning of Period.............................................                4,206                        --
                                                                                -------------            --------------

CASH - End of Period...................................................      $        29,883           $        20,011
                                                                                =============            ==============




                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998


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

In the opinion of management, the Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly such information in accordance with generally accepted accounting principles. These Financial Statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K dated November 30, 1998, for the fiscal year ended August 31, 1998.

The results of operations for the three month periods ended November 30, 1998 are not indicative of the results to be expected for the full year.

On November 2, 1998, the Company's Board of Directors declared a five percent common stock dividend, payable on December 18, 1998 to all shareholders of record on November 17, 1998. On December 18, 1998, an additional 153,245 common shares were issued as a stock dividend. In accordance with Generally Accepted Accounting Principles ("GAAP"), such shares are included in shares outstanding as of November 30, 1998 and as of November 30, 1997. The earnings per share and shares outstanding amounts for the first quarter ended November 30, 1997 are adjusted accordingly.


NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:

                                                                                  NOVEMBER 30,                AUGUST 31,
                                                                                      1998                       1998
                                                                                ------------------        -----------------
Costs incurred on contracts in process under the
   percentage of completion method.....................................      $         17,977,511      $        14,949,213
Estimated gross profit.................................................                 2,450,000                1,450,000
                                                                                ------------------        -----------------
        Total..........................................................                20,428,511               16,399,213
Less progress payments received and progress
   billings to date....................................................                 6,653,688                5,099,252
Plus costs incurred on contracts in process under
   the completed contract method.......................................                        --                       --
                                                                                ==================        =================
        Costs and estimated gross profit in excess
          of billings on contracts in process..........................      $         13,773,823      $        11,299,961
                                                                                ==================        =================



Included in  estimated  gross  profit for August 31, 1998 and November
30, 1998 are jobs with losses  accrued of $309,565 and $317,840 respectively.


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                                                        NOVEMBER 30,           AUGUST 31,
                                                                                           1998                   1998
                                                                                     ------------------     ----------------
Lease and leasehold improvements................................................  $          1,453,539   $        1,453,539
Office furniture and fixtures...................................................               203,514              203,514
Machinery and equipment.........................................................            11,531,431           11,594,436
Construction in Process.........................................................             6,194,018            5,283,903
Computer equipment and software.................................................             1,534,790            1,518,214
Transportation equipment........................................................               126,365              126,365
                                                                                     ------------------     ----------------
     Total cost.................................................................            21,043,657           20,179,971
Accumulated depreciation and amortization.......................................             7,312,963            6,942,470
                                                                                     ------------------     ----------------
     Net carrying amount........................................................  $         13,730,694   $       13,237,501
                                                                                     ==================     ================

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998


NOTE 4 - LONG-TERM DEBT

                                                                                     November 30           August 31,
LONG-TERM DEBT                                                                           1998                 1998
--------------                                                                    -----------------    -----------------
Revolving bank working capital credit line, collateralized by substantially all assets of the Company. The agreement provides for borrowing, subject to certain collateral requirements of up to $10.0 million, and bears interest, payable monthly, at .25% below the bank's prime rate at August 31, 1998 and November 30,
1998 (an effective rate of 8.25% and 7.5%, respectively), due January 1, 2000.
The Agreement is subject to certain loan covenants discussed below and requires a commitment fee of .25% per annum on the average daily unused portion of the
revolving credit line...........................................................  $      6,161,949     $      3,862,874

Note  payable  to  bank,  collateralized  by  substantially  all  assets  of the
Company,  payable in monthly  installments  of $54,166.67  plus interest of .25%
below the  bank's  prime  rate at August  31,  1998 and  November  30,  1998 (an effective rate of 8.25% and 7.5%,  respectively),  due June, 2002. The Agreement
is subject to certain loan covenants discussed below............................         2,329,165            2,491,667

Revolving  equipment  credit  line,  collateralized  by  specific  assets of the
Company.  The agreement  provides for borrowing up to $4.0 million,  in $500,000 increments,  and bears  interest  at .25% below the bank's  prime rate at August
31,  1998  and  November  30,  1998  (an  effective  rate  of  8.25%  and  7.5%, respectively),  due  in  monthly  installments  over  six  years  from  date  of borrowing  increment.  The  Agreement  is  subject  to  certain  loan  covenants
discussed below.................................................................         4,000,000           2,718,655
                                                                                      -------------       -------------
     Total long-term debt.......................................................        12,491,114           9,073,196
     Total current portion......................................................         1,200,000             876,555
                                                                                      =============       =============
     Long-term debt - Net.......................................................  $     11,291,114     $     8,196,641
                                                                                      =============       =============


As of August 31, 1998 and November 30, 1998, in connection with the lines of credit and note payable to bank, the Company has agreed to certain covenants. The agreements require the Company to maintain certain ratios/levels of tangible net worth, working capital, liabilities to tangible net worth, earnings before interest, taxes, depreciation and amortization to debt service and prohibit the payment of common stock cash dividends. The Company was in compliance at August 31, 1998 and November 30, 1998, with all of these covenants.

                              RIVIERA TOOL COMPANY




ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Statement of Operations as a percentage of sales.


                                                                                     FOR THE THREE MONTHS ENDED
                                                                                             NOVEMBER 30
                                                                                    -----------------------------
                                                                                       1998              1997
                                                                                    ------------      -----------
       SALES...................................................................          100.0%           100.0%
       COST OF SALES...........................................................           75.9%            76.9%
                                                                                    ------------      -----------

                    GROSS PROFIT...............................................           24.1%            23.1%

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.............................            7.8%             9.3%
                                                                                    ------------      -----------

                     INCOME FROM OPERATIONS....................................           16.3%            13.8%

       OTHER INCOME (EXPENSE)
         INTEREST EXPENSE......................................................           (2.2)%           (2.4)%
         GAIN ON ASSET SALES...................................................             --               .4%
                                                                                    ------------      -----------
                TOTAL OTHER EXPENSE - NET......................................           (2.2)%           (2.0)%

       INCOME BEFORE TAXES ON INCOME...........................................           14.1%            11.8%

       INCOME TAXES............................................................            4.8%             4.3%
                                                                                    ------------      -----------

                   NET INCOME..................................................            9.3%             7.5%
                                                                                    ============      ===========




COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 1998 TO THE THREE MONTHS ENDED NOVEMBER 30, 1997.

REVENUES - Revenues for the three months ended November 30, 1998 totaled $5.6 million as compared to $5.4 million for the three months ended November 30, 1997, a increase of $0.2 million or 4%. This increase was partially due to the Company recently securing additional contract awards. In addition, the Company's Contracts in Process account was higher by 22% over the August 31, 1998 balance and 120% higher than the November 30, 1997 balance. These November 30, 1998 Contracts in Process will be reflected in revenue in fiscal years 1999 and 2000.

COST OF SALES - Cost of sales was $4.2 million for the three months ended November 30, 1997 and November 30, 1998. As a percent of revenue, cost of sales for the three months ended November 30, 1997 was 76.9% as compared to 75.9% for the three months ended November 30, 1998. The improved gross margin was largely due to a decrease in the Company's direct costs expense (a decrease of $103,000 or 1.8% of sales), a decrease in engineering expense (a decrease of $18,000 or 0.5% of sales) and an increase in manufacturing overhead expense (an increase of $152,000 or 2.2% of sales).

The decrease in direct costs expense was largely due to a decrease in direct materials and outside services expense. The decrease from $1,314,000 or 24.2% of sales for the three months ended November 30, 1997 to $1,264,000 or 23.3% of sales for the three months ended November 30, 1998, largely as a result of the Company upgrading its machining capability during fiscal 1998 for the purpose of reducing the expense of outsource machining and in the future performing more machining in-house. During the three months ended November 30, 1997, the Company had reduced it's machining capacity in that certain machining centers were taken out-of-service during these upgrades. As a result, it temporarily reduced the Company's machining capacity and the Company was required to outsource more of its machining. Those machining centers taken out-of-service during the first three months of 1997, were in-service during the first three months of 1998 and outsourced machining expense decreased from $307,800 for the three months ended November 30, 1997 to $31,800 for the three months ended November 30, 1998. Direct labor expense was $1,067,000 or 19.2% of sales for the three months ended November 30, 1998 as compared to $1,150,000 or 21.1% of sales for the three months ended November 30, 1997. Direct materials expense increased from $1,006,000 for the three months ended November 30, 1997 to $1,264,000

Engineering expense decreased from $402,000 or 7.4% of sales for the three months ended November 30, 1997 to $384,400 or 6.9% of sales for the three months ended November 30, 1998. This decrease was due to decreases in Computer Aided Design ("CAD") maintenance expense of $7,800, engineering supplies expense of $5,400, engineering salaries of $2,800, and engineering on-line services of $2,100.

Manufacturing overhead expense increased from $1,327,000 or 24.4% of sales for thee three months ended November 30, 1997 to $1,480,000 or 26.7% of sales for the three months ended November 30, 1998. The largest increase in the first three months of 1998 as compared to 1997 was the increase of $97,000 in depreciation expense. This increase in depreciation expense was due to the Company's capital expansion program, which resulted in a $3.0 million increase in property, plant and equipment as of November 30, 1998 as compared to November 30, 1997. Other increases include a $53,000 increase in indirect labor and a $57,000 increase in manufacturing supplies. Decreases in manufacturing overhead expense for the three months ended November 30, 1998, as compared to the comparable period for 1997, include; a $19,000 decrease in insurance expense, a $14,000 decrease in machinery repairs and maintenance, a $4,000 decrease in perishable tooling, a $4,000 decrease in truck expense and $13,000 decrease in other manufacturing overhead expense items.


S,G & A EXPENSES - Selling, general and administrative expenses decreased from approximately $504,000 for the three months ended November 30, 1997 to approximately $435,000 for the three months ended November 30, 1998. This decrease was largely due to decreases in legal and professional expense of $58,000, public company expenses of $49,000, sale commissions expense of $12,000 and miscellaneous expenses of $12,000. Increases in selling, general and administrative expense during the three months ended November 30, 1998 as compared to the same period in 1997 occurred in directors fees expense, an increase of $20,000, and deferred compensation/401(k) expense, an increase of $42,000. As a percentage of sales, selling, general and administrative expenses were 7.8% for the three months ended November 30, 1998 compared to 9.3% for the three months ended November 30,1997.


INTEREST EXPENSE - Interest expense for the three months ended November 30, 1998 was approximately $123,000 as compared to approximately $132,000 for the three months ended November 30, 1997. As a percentage of sales, interest expense decreased from 2.4% for the three months ended November 30, 1997 as compared to 2.2% for the three months ended November 30, 1998.

The decrease in interest expense was a result of the Company's lower interest rates from prime plus one quarter percent during the three months ended November 30, 1997 to one quarter below prime rate for the three months ended November 30, 1998. During the first quarter ended November 30, 1998 the

Company capitalized $120,800 of interest on it's construction in process. Lastly, debt levels as of November 30, 1998 was higher from November 30, 1997, $11.6 million from $8.2 million, respectively.


FEDERAL INCOME TAXES
The effective federal income tax rate was 34% for the three months ended November 30, 1998, as compared to 36% for the three months ended November 30, 1997. As of August 31, 1998, the Company had approximately $988,000 of net operating loss carryforwards that expire 2010 through 2017, investment tax credit carryforwards of approximately $172,000 that expire 1999 through 2003 and alternative minimum tax credits of approximately $250,000, the use of which do not expire.


LIQUIDITY AND CAPITAL RESOURCES
During the three months ended November 30, 1998, the Company's cash used in operating activities was $2,528,555. The capital used in operating activities was primarily due to an increase in the Company's Accounts Receivable of $1,191,836 and an increase in Work-in-Process of $2,473,862.

From Investing Activities, the Company acquired additional machinery and equipment of $863,686.

From Financing Activities, the Company was provided from financing activities a total of $3,417,918 during the three months ended November 30, 1998. During this period, the Company increased its revolving line of credit by $2,299,075 in order to finance the increases in the Company's work-in-process and accounts receivable. The Company drew $1,281,345 on its equipment line of credit to finance its acquisition of machinery and equipment.

YEAR 2000 COMPLIANCE

    The Company has received its computer technology in order to ensure year 2000 compliance. The Company primarily utilizes computer technology in its CAD design, Numerically Controlled programming and its manufacturing information systems.

    The Company has recently replaced and upgraded both its CAD design and Numerically Controlled programming computer systems. Although both these systems are not date sensitive, these new systems are year 2000 compliant. The manufacturing information systems utilize computer software which can be upgraded to eliminate any timing issues. In addition, any such costs involved with the upgrades are covered under maintenance contracts with the respective software vendors. Management believes any other associated costs of such upgrades would be insignificant. All of the Company's computer hardware equipment appears to be able to integrate any software upgrades necessary in order to be year 2000 compliant. Moreover, the Company continues to review for any year 2000 compliance issues that customers or suppliers may encounter with their own systems. Management believes that any customer or supplier year 2000 issues will not be relevant to the Company's operations or to its interaction with such persons.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: January 13, 1999


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






                                      11.

                                 Exhibit Index
                                 -------------



Exhibit No.              Description
-----------              -----------

    27                   Financial Data Schedule