Form 10-Q
period 1999-02-28
RIVIERA TOOL CO
filed 1999-04-13
CIK 1018349

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10 - Q
                                   -----------


               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



                     For The Quarter Ended February 28, 1999
                       Commission File Number 001 - 12673




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

The number of Common Shares outstanding at March 29, 1999 was 3,317,744.

                                     PART I
                              FINANCIAL INFORMATION

                                      INDEX

                                                                        Page No.
Item 1.   Financial Statements

          Balance Sheets as of February 28, 1999 and August 31, 1998........ 3

          Statements of Operations for the Three Months and Six Months
          Ended February 28, 1999 and 1998.................................. 4

          Statements of Cash Flows for the Six Months Ended February 28,
          1999 and 1998..................................................... 5

          Notes to Financial Statements..................................... 6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................... 8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk - None --

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

Item 3.   Default Upon Senior Securities - None

Item 4.   Submission of Matters to a  Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8 - K.
6(a)      Exhibits - None
6(b)      Reports on Form 8-K - None

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                  BALANCE SHEET




                                                                                   FEBRUARY 28,        AUGUST 31,
                                    ASSETS                                            1999               1998
                                                                                   -----------        -----------
CURRENT ASSETS                                                          NOTE       (UNAUDITED)         (AUDITED)
                                                                        ----       -----------        -----------
  Cash................................................................             $        --        $     4,206
  Accounts Receivable.................................................               3,740,818          1,609,272
  Costs and estimated gross profit in excess
   of  billings on contracts in process...............................    2         13,101,341         11,299,961
  Inventories.........................................................                 330,566            405,566
  Prepaid expenses and other current assets...........................                 302,898            172,054
                                                                                   -----------        -----------
            Total current assets......................................              17,475,623         13,491,059

PROPERTY, PLANT AND EQUIPMENT, NET....................................    3         17,457,491         13,237,501
PERISHABLE TOOLING....................................................                 696,576            743,966
OTHER ASSETS..........................................................                 223,885            223,869
                                                                                   -----------        -----------

            Total assets..............................................             $35,853,575        $27,696,395
                                                                                   ===========        ===========

                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt...................................    4        $ 1,316,672        $   876,555
  Accounts payable....................................................               4,019,153          1,113,113
  Accrued liabilities.................................................                 249,000            204,682
                                                                                   -----------        -----------
            Total Current liabilities.................................               5,584,825          2,194,350

LONG-TERM DEBT........................................................    4         11,111,126          8,196,641
ACCRUED LEASE EXPENSE.................................................                 657,057            643,040
DEFERRED TAX LIABILITY................................................               1,405,579            780,376
PREFERRED STOCK - no par value, $100 mandatory redemption value:
    Authorized - 5,000 shares
    Issued and outstanding - None.....................................                      --                 --

STOCKHOLDERS' EQUITY:
Preferred Stock -8% Cumulative Convertible
Preferred Stock - no par value,
   Authorized - 200,000 shares
   Issued and outstanding - None......................................                      --                 --
Common stock - No par value:
   Authorized - 9,785,575 shares                                          1                  1
   Issued and outstanding - 3,317,744 shares at
   February 28, 1999 and 3,065,499 shares at
   August 31, 1998....................................................              14,512,185         13,496,937
  Retained earnings...................................................    1          2,582,803          2,385,051
                                                                                   -----------        -----------
            Total stockholders' equity ...............................              17,094,988         15,881,988
                                                                                   -----------        -----------
            Total liabilities and
            stockholders' equity .....................................             $35,853,575        $27,696,395
                                                                                   ===========        ===========



                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)






                                             FOR THE THREE MONTHS                    FOR THE SIX MONTHS
                                                     ENDED                                  ENDED
                                                  FEBRUARY 28,                            FEBRUARY 28,
                                        -----------------------------        ---------------------------------
                                              1999           1998                 1999                1998
                                        -------------    ------------        ------------        -------------
SALES ................................. $  5,071,088     $  6,095,638        $ 10,628,084        $ 11,539,443
COST OF SALES .........................    3,439,293        4,433,736           7,655,161           8,617,806
                                        ------------     ------------        ------------        ------------
      GROSS PROFIT ....................    1,631,795        1,661,902           2,972,923           2,921,637

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES ...........      551,034          558,958             986,318           1,062,700
                                        ------------     ------------        ------------        ------------
      INCOME FROM OPERATIONS ..........    1,080,761        1,102,944           1,986,605           1,858,937

OTHER INCOME (EXPENSE)
   Interest expense ...................     (109,424)        (129,560)           (232,402)           (261,390)
   Other expense ......................           --         (110,686)                 --            (109,192)
   Gain (Loss) on asset sales .........        4,872          (40,900)              6,442             (18,634)
                                        ------------     ------------        ------------        ------------
      TOTAL OTHER EXPENSE - NET .......     (104,552)        (281,146)           (225,960)           (389,216)

INCOME BEFORE TAXES ON INCOME .........      976,209          821,798           1,760,645           1,469,721

INCOME TAXES ..........................      280,937          295,849             547,645             528,735
                                        ------------     ------------        ------------        ------------
             NET INCOME ...............      695,272          525,949           1,213,000             940,986
DIVIDENDS AND ACCRETION ON
    PREFERRED STOCK ...................           --          117,736                  --             201,815
                                        ------------     ------------        ------------        ------------
NET INCOME AVAILABLE FOR COMMON
    SHARES ............................ $    695,272     $    408,213        $  1,213,000        $    739,171
                                        ============     ============        ============        ============
BASIC EARNINGS PER COMMON SHARE ....... $        .21     $        .18        $        .37        $        .32
                                        ============     ============        ============        ============
BASIC COMMON SHARES OUTSTANDING .......    3,317,744        2,269,331           3,317,744           2,294,565
                                        ============     ============        ============        ============
DILUTED EARNINGS PER COMMON SHARE ..... $        .21     $        .16        $        .37        $        .30
                                        ============     ============        ============        ============
DILUTED COMMON SHARES OUTSTANDING .....    3,317,744        3,317,744           3,317,744           3,161,668
                                        ============     ============        ============        ============
















                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)





                                                         FOR THE SIX MONTHS ENDED
                                                               FEBRUARY 28,
                                                       ----------------------------
                                                           1999            1998
                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .....................................     $ 1,213,000      $   940,986
  Adjustments to reconcile net income to net cash
    from operating activities:
      Depreciation and amortization ..............         519,977          574,445
      Loss (Gain) on sale of equipment ...........              --           18,634
      Deferred taxes .............................         625,203          528,735
      (Increase) decrease in assets:
         Accounts receivable .....................      (2,131,546)         473,095
         Costs and estimated gross profit in
         excess of billings on contracts in
         process .................................      (1,801,380)      (3,490,738)
         Perishable tooling ......................          47,390          105,135
         Prepaid expenses and other current assets        (130,844)         (55,103)
      Increase (decrease) in liabilities:
         Accounts payable ........................       2,906,040           51,332
         Accrued lease expense ...................          44,318           18,690
         Accrued liabilities .....................          14,017         (229,582)
                                                       -----------      -----------

     Net Cash Provided by (Used in)
        operating activities .....................     $ 1,306,175      $(1,064,371)
                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of machinery & equipment ....              --        1,092,390
  Additions to property, plant and equipment .....      (4,664,983)      (3,176,723)
                                                       -----------      -----------

        Net cash used in investing activity ......     $(4,664,983)     $(2,084,333)
                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of preferred stock ..              --        8,000,000
  Principal(payments)/proceeds from long-term
    debt..........................................       3,354,602         (517,583)
  Capitalized refinancing costs ..................              --       (1,131,607)
  Repurchase and retirement of common stock ......              --       (3,000,000)
  Preferred stock dividends ......................              --         (202,106)
                                                       -----------      -----------
        Net cash provided by financing
          activities .............................     $ 3,354,602      $ 3,148,704
                                                       -----------      -----------
NET INCREASE IN CASH .............................     $    (4,206)     $        --
                                                       -----------      -----------

CASH - Beginning of Period .......................           4,206               --
                                                       -----------      -----------

CASH - End of Period .............................     $        --      $        --
                                                       ===========      ===========



                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 1999


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

The results of operations for the three and six month periods ended February 28, 1999 are not indicative of the results to be expected for the full year.

On November 2, 1998, the Company's Board of Directors declared a five percent common stock dividend, payable on December 18, 1998 to all shareholders of record on November 17, 1998. On December 18, 1998, 153,245 common shares were issued as a stock dividend. On November 2, 1999, the Company's Board of Directors granted stock options for 45,000 shares under the 1996 Incentive Stock Option Plan, as amended, and 54,000 shares under the 1998 Key Employee Stock Option Plan, subject to shareholder approval of the 1998 Key Employee Stock Option Plan. On December 16, 1998, the Company's shareholders approved the 1998 Key Employee Stock Option Plan. In accordance with Generally Accepted Accounting Principles, such shares are included in shares outstanding as of February 28, 1999 and February 28, 1998. The earnings per share and shares outstanding amounts for the three months and six months ended February 28, 1998 are adjusted accordingly.


NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:

                                                         FEBRUARY 28,      AUGUST 31,
                                                            1999             1998
                                                      ----------------  -------------
Costs incurred on contracts in process under the
   percentage of completion method ..............     $     14,254,686  $  14,949,213
Estimated gross profit ..........................            3,200,000      1,450,000
                                                      ----------------  -------------
        Total ...................................           17,454,686     16,399,213
Less progress payments received and progress
  billings to date ..............................            4,353,345      5,099,252
Plus costs incurred on contracts in process under
  the completed contract method .................                   --             --
                                                      ================  =============
 Costs and estimated gross profit in excess
   of billings on contracts in process ..........     $     13,101,341  $  11,299,961
                                                      ================  =============


Included in estimated gross profit for August 31, 1998 and February 28, 1999 are jobs with losses accrued of $309,565 and $90,295, respectively.

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 1999



NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                            FEBRUARY 28,     AUGUST 31,
                                                                1999           1998
                                                            ------------   ------------
Lease and leasehold improvements .......................... $  1,599,593   $  1,453,539
Office furniture and fixtures .............................      203,514        203,514
Machinery and equipment ...................................   11,923,274     11,594,436
Construction in Process ...................................    9,535,022      5,283,903
Computer equipment and software ...........................    1,457,186      1,518,214
Transportation equipment ..................................      126,365        126,365
                                                            ------------   ------------
     Total cost ...........................................   24,844,954     20,179,971
Accumulated depreciation and amortization .................    7,387,463      6,942,470
                                                            ------------   ------------
     Net carrying amount .................................. $ 17,457,491   $ 13,237,501
                                                            ============   ============



NOTE 4 - LONG-TERM DEBT

                                                                                     FEBRUARY 28,     AUGUST 31,
LONG-TERM DEBT                                                                          1999            1998
--------------                                                                       -----------     -----------
Revolving bank working capital credit line, collateralized by substantially all assets of the Company. The agreement provides for borrowing, subject to certain collateral requirements of up to $10.0 million, and bears interest, payable monthly, at .25% below the bank's prime rate at August 31, 1998 and February 28,
1999 (an effective rate of 8.25% and 7.5%, respectively), due April 1, 2000. The
Agreement is subject to certain loan covenants discussed below and requires a commitment fee of .25% per annum on the average daily unused portion of the
revolving credit line ..........................................................     $ 6,316,688     $ 3,862,874

Note  payable  to  bank,  collateralized  by  substantially  all  assets  of the
Company,  payable in monthly  installments  of $54,166.67  plus interest of .25%
below the  bank's  prime  rate at August  31,  1998 and  February  28,  1999 (an effective rate of 8.25% and 7.5%,  respectively),  due June, 2002. The Agreement
is subject to certain loan covenants discussed below............................       2,166,666       2,491,667

Note payable to bank,  collateralized by specific assets of the Company, payable in monthly  installments of $55,556 plus interest of 7.26%, due December,  2003
The Agreement is subject to certain loan covenants discussed below..............       3,944,444       2,718,655
                                                                                     -----------     -----------
     Total long-term debt ......................................................      12,427,798       9,073,196
     Total current portion .....................................................       1,316,672         876,555
                                                                                     -----------     -----------
     Long-term debt - Net ......................................................     $11,111,126     $ 8,196,641
                                                                                     ===========     ===========

As of August 31, 1998 and February 28, 1999, in connection with the line of credit and notes payable to bank, the Company has agreed to certain covenants. The agreements require the Company to maintain certain ratios/levels of tangible net worth, working capital,liabilities to tangible net worth,earnings

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 1999


NOTE 4 - LONG-TERM DEBT - CONTINUED

before interest, taxes, depreciation and amortization to debt service and prohibit the payment of common stock cash dividends. The Company was in compliance at August 31, 1998 and February 28, 1999, with all of these covenants.

                  -------------------------------------------


ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF  OPERATIONS


RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Statement of Operations as a percentage of sales.


                                                  FOR THE THREE MONTHS       FOR THE SIX
                                                         ENDED               MONTHS ENDED
                                                      FEBRUARY 28,           FEBRUARY 28,
                                                  --------------------    ------------------
                                                   1999         1998       1999        1998
                                                  ------      --------    ------      ------
SALES ........................................... 100.0%      100.0%      100.0%      100.0%
COST OF SALES ...................................  67.8%       72.7%       72.0%       74.7%
                                                  ------      ------      ------      ------
             GROSS PROFIT .......................  32.2%       27.3%       28.0%       25.3%

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSE .........................................  10.9%        9.2%        9.3%        9.2%
                                                  ------      ------      ------      ------
              INCOME FROM OPERATIONS ............  21.3%       18.1%       18.7%       16.1%

OTHER INCOME (EXPENSE)
  INTEREST EXPENSE ..............................  (2.2%)      (2.1%)      (2.2%)      (2.3%)
  GAIN ON ASSET SALES ...........................    .1%       (2.5%)        .1%       (1.1%)
                                                  ------      ------      ------      ------
         TOTAL OTHER EXPENSE - NET ..............  (2.1%)      (4.6%)      (2.1%)      (3.4%)

INCOME BEFORE TAXES ON INCOME ...................  19.3%       13.5%       16.6%       12.7%

INCOME TAXES ....................................   5.7%        4.9%        5.2%        4.6%
                                                  ------      ------      ------      ------

            NET INCOME ..........................  13.6%        8.6%       11.4%        8.1%
                                                  ======      ======      ======      ======



COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 1999 TO THE THREE MONTHS ENDED FEBRUARY 28, 1998.

REVENUES - Revenues for the three months ended February 28, 1999 totaled $5.1 million as compared to $6.1 million for the three months ended February 28, 1998, a decrease of $1.0 million or 17%. Under the Company's percentage of completion method of recording contracts in process, revenue is recognized as costs are incurred on such contracts. As a result of the Company experiencing less direct material expense, outside machining expense and direct labor expense on contracts in process during the second quarter of 1999, the Company recorded lower revenue as compared to the comparable quarter in 1998, however these lower costs should improve margins of such contracts.

COST OF SALES - Cost of sales was $3.4 million for the three months ended February 28, 1999 as compared to $4.4 million for the three months ended February 28, 1998. As a percent of revenue, cost of sales for the three months ended February 28, 1999 was 67.8% as compared to 72.7% for the three months ended February 28, 1998. The improved gross margin was largely due to a decrease in the Company's direct costs expense (a decrease of $1.2 million or 14.5% of sales) and an increase in manufacturing overhead expense (an increase of $192,000 or 8.1% of sales).

The decrease in direct costs expense was largely due to a decrease in direct materials and outside services expense. The decrease from $1,442,000 or 23.7% of sales for the three months ended February 28, 1998 to $706,000 or 13.9% of sales for the three months ended February 28, 1999. This decrease was largely a result of the Company upgrading its machining capability during fiscal 1998 for the purpose of reducing the future expense of outsource machining. During fiscal 1998, the Company had reduced it's existing machining capacity in that certain machining centers were taken out-of-service during these upgrades. As a result, it temporarily reduced the Company's machining capacity and the Company was required to outsource more of its machining. Those machining centers taken out-of-service during fiscal 1998, were in-service during the first six months of 1999 and reduced outsource machining expense from $310,000 for the three months ended February 28, 1998 to $39,000 for the three months ended February 28, 1999. Direct labor expense was $831,000 or 16.4% of sales for the three months ended February 28, 1999 as compared to $1,289,000 or 21.1% of sales for the three months ended February 28, 1998. Direct materials expense decreased from $952,000 for the three months ended February 28, 1998 to $436,000 for the three months ended February 28, 1999.


Manufacturing overhead expense increased from $1,299,000 or 21.3% of sales for thee three months ended February 28, 1998 to $1,491,000 or 29.4% of sales for the three months ended February 28, 1999. The largest increase in the first three months of 1999 as compared to 1998 was the increase of $97,000 in depreciation expense. This increase in depreciation expense was due to the Company's capital expansion program, which resulted in a $4.7 million increase in property, plant and equipment as of February 28, 1999 as compared to February 28, 1998. Other manufacturing overhead expense increases include; a $19,000 increase in indirect labor, a $14,000 increase in manufacturing supplies, a $33,000 increase in property tax expense, a $43,000 increase in health insurance expense, and a $15,000 decrease in perishable tooling expense. Decreases in manufacturing overhead expense for the three months ended February 28, 1999, as compared to the comparable period for 1998, include; a $16,000 decrease in payroll tax expense and a $4,000 decrease in maintenance supplies expense.


S,G & A EXPENSES - Selling, general and administrative expenses remained consistent at $.5 million for the three months ended February 28, 1999 and February 29, 1998. General and administrative expense increases include; an increase of $72,000 in public company costs and an increase of $21,000 in deferred compensation/401(k) expense. Decreases in general and administrative expenses include; a decrease of $33,000 in wages, a decrease of $71,000 in legal and professional fees, a decrease of $5,000 in supplies and computer maintenance, a $5,000 decrease in lease expense and a $31,000 decrease in the Michigan Single Business Tax. As a percentage of sales, general and administrative expenses were 8.3% for the three months ended February 28, 1999 as compared to 8.0% for the three months ended February 28, 1998.

Selling expense increased from approximately $74,000 for the three months ended February 28, 1998 to approximately $129,000 for the three months ended February 28, 1999. Increase in sales expense include a $60,000 increase in salaries and wages and a $4,000 increase in related payroll taxes. Decreases in sales expense include a $6,000 decrease in commissions expense and travel related expenses of $2,000.

INTEREST EXPENSE - Interest expense for the three months ended February 28, 1999 was approximately $109,000 as compared to approximately $130,000 for the three months ended February 28, 1998. As a percentage of sales, interest expense increased from 2.1% for the three months ended February 28, 1998 to 2.2% for the three months ended February 28, 1999.

The decrease in interest expense was a result of the Company's lower interest rates from prime rate during the three months ended February 28, 1998 to one quarter below prime rate for the three months ended February 28, 1999. During the second quarter ended February 28, 1999, the Company capitalized approximately $153,000 of interest on its construction in process. As of February 28, 1999, the Company had approximately $9.5 million of construction in process. Lastly, debt levels as of February 28, 1999 were higher than as of February 28, 1998 by $3.8 million. The increase in debt was a result of higher work-in-process balances and related working capital line financing as well as term financing incurred to support the Company's construction in process.


COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 1999 TO THE SIX MONTHS ENDED FEBRUARY 28, 1998

REVENUES -- Revenues for the six months ended February 28, 1999 totaled $10.6 million as compared to $11.5 million for the six months ended February 28, 1998, a decrease of $.9 million or 8%. Under the Company's percentage of completion method of recording contracts in process, revenue is recognized as costs are incurred on such contracts. As a result of the Company experiencing less direct material expense, outside machining expense and direct labor expense on contracts in process during the first and second quarters of 1999, the Company recorded lower revenue as compared to the comparable quarters in 1998, however these lower costs should improve margins of such contracts.


COST OF SALES -- Cost of sales decreased from $8.7 million for the six months ended February 28, 1998 to $7.7 million for the six months ended February 28, 1999. As a percent of revenue, cost of sales for the six months ended February 28, 1998 was 74.7% compared to 72.0% for the six months ended February 28, 1999. The improved gross margin was largely due to decreases in the Company's direct cost expense of $1,297,000 and engineering expenses of $10,000, whereas manufacturing overhead expenses increased by $344,000.

 The decrease in direct cost expense was largely due to a decrease in direct materials and outside services expense. Outside service expense decreased from $1,045,000 for the six months ended February 28, 1998 to $481,000 for the six months ended February 28, 1999. This decrease was largely a result of the Company upgrading its machining capability during fiscal 1998 for the purpose of reducing the future expense of outsource machining. During fiscal 1998, the Company had reduced its' existing machining capacity in that certain machining centers were taken out-of-service during these upgrades. As a result, it temporarily reduced the Company's machining capacity and the Company was required to outsource more of its machining. Those machining centers taken out-of-service during fiscal 1998, were in-service during the first six months of 1999 and reduced outsource machining expense from $618,000 for the six months ended February 28, 1998 to $71,000 for the six months ended February 28, 1999. Direct labor expense was $1,900,000 or 17.9% of sales for the six months ended February 28, 1999 as compared to $2,400,000 or 21.1% of sales for the six months ended February 28, 1998. Direct materials expense decreased from $1,701,000 for the six months ended February 28, 1998 to $1,701,000 for the six months ended February 28, 1999.

Manufacturing overhead expense increased from $2,626,000 or 22.8% of sales for the six months ended February 28, 1998 to $2,971,000 or 27.9% of sales for the six months ended February 28, 1999. The largest increase in the first six months of 1999 as compared to 1998 was the increase of $195,000 in depreciation expense. This increase in depreciation expense was due to the Company's capital expansion program, which resulted in a $4.7 million increase in property, plant and equipment as of February 28, 1999 as compared to February 28, 1998. Other manufacturing overhead expense increases include; a $36,000 increase in indirect labor, a $71,000 increase in manufacturing supplies, a $33,000 increase in property tax expense, a $6,000 increase in health insurance expense, a $14,000 increase in payroll taxes, a $10,000 increase in holiday pay, a $5,000 increase in employee welfare and a $11,000 increase in perishable tooling expense. Decreases in manufacturing overhead expense for the six months ended February 28, 1999, as compared to the comparable period for 1998, include; a $16,000 decrease in equipment lease expense, a $28,000 decrease in repairs and maintenance on building and equipment, a $3,000 decrease in maintenance supplies and a $4,000 decrease in truck expense.


S,G & A EXPENSES -- Selling, general and administrative expenses decreased from approximately $1,063,000 for the six months ended February 28, 1998 to approximately $986,000 for the six months ended February 28, 1999. As a percentage of revenue, selling, general and administrative expenses were 9.2% for the six months ended February 28, 1998 as compared to 9.3% for the six months ended February 28,1999.

Increases in general and administrative expenses during the six months ended February 28, 1999, include; $23,000 in public company costs, $15,000 in director fees and expenses, $5,000 in directors and officers liabilities insurance expense, $64,000 in deferred compensation/401(k) expense, $4,000 in depreciation expense, $4,000 in telephone expense, $4,000 in office repairs and maintenance expense and $16,000 in miscellaneous expenses. Decreases in general and administrative expenses include; $34,000 in salaries and wages, $129,000 in legal and professional expenses, $20,000 in amortization expense, $36,000 in Michigan Single Business Tax, $9,000 in lease expenses and $4,000 in training expenses.

Selling expenses increased as compared to the same period last year largely as a result of the increase in sales personnel and related salaries.

INTEREST EXPENSE -- Interest expense for the six months ended February 28, 1999 was approximately $232,000 as compared to approximately $261,000 for the six months ended February 28, 1998. As a percentage of revenue, interest expense decreased from 2.3% for the six months ended February 28, 1998 as compared to 2.2% for the six months ended February 28, 1999.

The decrease in interest expense was a result of the Company's lower interest rates from prime rate during the six months ended February 28, 1998 to one quarter below prime rate for the six months ended February 28, 1999. During the first and second quarter ended February 28, 1999, the Company capitalized approximately $274,000 of interest on its construction in process. As of February 28, 1999, the Company had approximately $9.5 million of construction in process. Lastly, debt levels as of February 28, 1999 were higher than as of February 28, 1998 by $3.8 million. The increase in debt was a result of higher work-in-process balances and related working capital line financing as well as term financing incurred to support the Company's construction in process.



DIVIDEND EXPENSE -- Dividend expense for the six months ended February 28, 1998 was approximately $201,800. This increase was due to the Company issuing $8.0 million of 8% Cumulative Convertible Preferred Stock in October of 1997.

On February 11, 1998, the Company's 8% Cumulative Convertible Preferred Stock was converted to 1,310,499 shares of registered Common Stock. As a result of this conversion, no such dividends accrued subsequent to February 11, 1998.

FEDERAL INCOME TAXES
The effective federal income tax rate was 31% and 36% for the six months ended February 28, 1999 and February 28, 1998, respectively. As of August 31, 1998, the Company had approximately $988,000 of net operating loss carryforwards that expire 2010 through 2017, investment tax credit carryforwards of approximately $172,000 that expire 1999 through 2003 and alternative minimum tax credits of approximately $250,000, the use of which do not expire.


LIQUIDITY AND CAPITAL RESOURCES
During the six months ended February 28, 1999, the Company's cash from operating activities was $1,306,175. The capital used in operating activities was primarily due to increases in the Company's Accounts Receivable of $2,131,546 and Work-in-Process of $1,801,379 and an increase in accounts payable of $2,906,040.

From Investing Activities, the Company acquired additional machinery and equipment of $4,664,983.

From Financing Activities, the Company was provided from financing activities a total of $3,354,602 during the six months ended February 28, 1999. During this period, the Company increased its revolving line of credit by $2,453,814 in order to finance the increases in the Company's work-in-process and accounts receivable. The Company drew $1,225,789 on its equipment line of credit to finance its acquisition of machinery and equipment. On January 1, 1999 the Company termed out its $4.0 million Equipment Line of Credit. Under such terms, monthly payments of $55,556 plus interest of 7.26%, due December 31, 2003 and collateralized by specific assets of the Company.


YEAR 2000 COMPLIANCE STATEMENT
The Company has reviewed its computer technology in order to ensure year 2000 compliance. The Company primarily utilizes computer technology in its CAD design, Numerically Controlled programming and its manufacturing information systems.

The Company has recently replaced and upgraded both its CAD design and Numerically Controlled programming computer systems. Although both these systems are not date sensitive, these new systems are year 2000 compliant. The manufacturing information systems utilize computer software which can be upgraded to eliminate any timing issues. In addition, the cost of such upgrades are covered under maintenance contracts with the respective software vendors. Management believes any other associated costs of such upgrades would be insignificant. All of the Company's computer hardware equipment appears to be able to integrate any software upgrades necessary in order to be year 2000 compliant. Moreover, the Company continues to review for any year 2000 compliance issues that customers or suppliers may encounter with their own systems. Management believes that any customer or supplier year 2000 issues will not be relevant to the Company's operations or to its interaction with such persons.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 12, 1999


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