Form 10-Q
period 1999-05-31
RIVIERA TOOL CO
filed 1999-07-14
CIK 1018349

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10 - Q



               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



                       For The Quarter Ended May 31, 1999
                       Commission File Number 001 - 12673




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


The number of Common Shares outstanding at July 14, 1999 was 3,317,744.

                                     PART I
                              FINANCIAL INFORMATION

                                      INDEX

                                                                                                                    Page No.
Item 1.         Financial Statements

                Balance Sheets as of May 31, 1999 and August 31, 1998.............................................      3

                Statements of Operations for the Three Months and Nine Months
                Ended May 31, 1999 and 1998.......................................................................      4

                Statements of Cash Flows for the Nine Months Ended May 31, 1999
                and 1998..........................................................................................      5

                Notes to Financial Statements.....................................................................      6

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations.............................................................................      8

Item 3.         Quantitative and Qualitative Disclosures about Market Risk - None.................................      -


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

Item 2.         Changes in Securities - None

Item 3.         Default Upon Senior Securities - None

Item 4.         Submission of Matters to a  Vote of Security Holders - None

Item 5.         Other Information - None

Item 6.         Exhibits and Reports on Form 8 - K.
6(a)            Exhibits - None
6(b)            Reports on Form 8-K - Reported on Form 8-K, Item 4(a). Changes
                in Registrant's Certifying Accountant, filed April 28, 1999.

                Reports on Form 8-K - Reported on Form 8-K, Item 4(b); changes in Registrant's Certifying Accountant, filed July 14, 1999.

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                  BALANCE SHEET



                                                                                      MAY 31,              AUGUST 31,
                               ASSETS                                                  1999                  1998
                               ------                                           ----------------       ----------------
CURRENT ASSETS                                                          NOTE       (UNAUDITED)             (AUDITED)
--------------                                                          ----    ----------------       ----------------
  Cash.................................................................         $             --       $          4,206
  Accounts Receivable..................................................                6,640,471              1,609,272
  Costs and estimated gross profit in excess
   of  billings on contracts in process................................   2           10,151,498             11,299,961
  Inventories..........................................................                  293,066                405,566
  Prepaid expenses and other current assets............................                  119,254                172,054
                                                                                ----------------       ----------------
            Total current assets.......................................               17,204,289             13,491,059

PROPERTY, PLANT AND EQUIPMENT, NET.....................................   3           18,046,337             13,237,501
PERISHABLE TOOLING.....................................................                  614,964                743,966
OTHER ASSETS...........................................................                  223,885                223,869
                                                                                ----------------       ----------------

            Total assets...............................................         $     36,089,475       $     27,696,395
                                                                                ================       ================

                           LIABILITIES AND
                        STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt....................................   4     $      1,316,674       $        876,555
  Accounts payable-Trade...............................................                1,374,585              1,113,113
  Accounts Payable-Capital Equipment...................................                1,552,783                     --
  Accrued liabilities..................................................                  749,444                204,682
                                                                                ----------------       ----------------
            Total Current liabilities..................................                4,993,486              2,194,350

LONG-TERM DEBT.........................................................   4           10,802,611              8,196,641
ACCRUED LEASE EXPENSE..................................................                1,728,929                643,040
DEFERRED TAX LIABILITY.................................................                  664,065                780,376
PREFERRED STOCK - no par value, $100 mandatory redemption value:
    Authorized - 5,000 shares
    Issued and outstanding - None......................................                       --                     --

STOCKHOLDERS' EQUITY:
Preferred Stock -8% Cumulative Convertible Preferred Stock - no par
value,
   Authorized - 200,000 shares
   Issued and outstanding - None.......................................                       --                     --
Common stock - No par value:
   Authorized - 9,785,575 shares                                          1
   Issued and outstanding - 3,317,744 shares at
   May 31, 1999 and 3,065,499 shares at
   August 31, 1998.....................................................               14,512,185             13,496,937
  Retained earnings....................................................   1            3,388,199              2,385,051
                                                                                ----------------       ----------------
            Total stockholders' equity.................................               17,900,384             15,881,988
                                                                                ================       ================
            Total liabilities and
            stockholders' equity.......................................         $     36,089,475       $     27,696,395
                                                                                ================       ================



                        See notes to financial statements

                                           RIVIERA TOOL COMPANY
                                         STATEMENTS OF OPERATIONS
                                               (UNAUDITED)




                                                              FOR THE THREE MONTHS                       FOR THE NINE MONTHS
                                                                      ENDED                                     ENDED
                                                                     MAY 31,                                   MAY 31,
                                                        ---------------------------------         ---------------------------------
                                                            1999                 1998                 1999                 1998
                                                        ------------         ------------         ------------         ------------
SALES ..........................................        $  6,444,605         $  6,878,697         $ 17,072,689         $ 18,418,140
COST OF SALES ..................................           4,505,297            5,032,429           12,160,458           13,650,235
                                                        ------------         ------------         ------------         ------------

      GROSS PROFIT .............................           1,939,308            1,846,268            4,912,231            4,767,905

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES ....................             550,190              548,837            1,536,508            1,611,537
                                                        ------------         ------------         ------------         ------------

      INCOME FROM OPERATIONS ...................           1,389,118            1,297,431            3,375,723            3,156,368

OTHER INCOME (EXPENSE)
   Interest expense ............................             (35,078)            (182,175)            (267,480)            (443,565)
   Other expense ...............................                (433)                --                  6,009             (110,686)
   Gain (Loss) on asset sales ..................                --                   (715)                --                (16,425)
                                                        ------------         ------------         ------------         ------------
      TOTAL OTHER EXPENSE - NET ................             (35,511)            (182,890)            (261,471)            (570,676)

INCOME BEFORE TAXES ON INCOME ..................           1,353,607            1,114,541            3,114,252            2,585,692

INCOME TAXES ...................................             548,211              401,750            1,095,856              930,485
                                                        ------------         ------------         ------------         ------------

             NET INCOME ........................             805,396              712,791            2,018,396            1,655,207

PREFERRED STOCK DIVIDENDS ......................                --                   --                   --                201,815
                                                        ------------         ------------         ------------         ------------

NET INCOME AVAILABLE FOR COMMON
    SHARES .....................................        $    805,396         $    712,791         $  2,018,396         $  1,453,392
                                                        ============         ============         ============         ============

BASIC EARNINGS PER COMMON SHARE ................        $        .24         $        .21         $        .61         $        .55
                                                        ============         ============         ============         ============

BASIC COMMON SHARES OUTSTANDING ................           3,317,744            3,065,499            3,317,744            2,639,571
                                                        ============         ============         ============         ============

DILUTED EARNINGS PER COMMON SHARE ..............        $        .24         $        .21         $        .61         $        .51
                                                        ============         ============         ============         ============

DILUTED COMMON SHARES OUTSTANDING ..............           3,317,744            3,317,744            3,317,744            3,214,301
                                                        ============         ============         ============         ============













                        See notes to financial statements

                                           RIVIERA TOOL COMPANY
                                         STATEMENT OF CASH FLOWS
                                               (UNAUDITED)





                                                                                       FOR THE SIX MONTHS ENDED
                                                                                                MAY 31,
                                                                                ----------------------------------------
                                                                                      1999                    1998
                                                                                ------------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...................................................................    $ 2,018,396           $ 1,655,207
  Adjustments to reconcile net income to net cash
    from operating activities:
      Depreciation and amortization ............................................        856,916               890,850
      Loss (Gain) on sale of equipment .........................................           --                  18,178
      Deferred taxes ...........................................................        948,553               825,485
      (Increase) decrease in assets:
         Accounts receivable ...................................................     (5,031,199)            2,019,955
         Costs and estimated gross profit in
         excess of billings on contracts in
         process ...............................................................      1,048,463            (6,511,291)
         Inventory .............................................................        112,500                30,000
         Perishable tooling ....................................................        129,002               131,865
         Prepaid expenses and other current assets .............................         52,800              (105,916)
      Increase (decrease) in liabilities:
         Accounts payable ......................................................      1,814,255               (84,116)
         Accrued lease expense .................................................         21,025                28,036
         Accrued liabilities ...................................................        544,762               (57,365)
                                                                                    -----------           -----------

     Net Cash Provided by (Used in)
        operating activities ...................................................    $ 2,515,473           $(1,159,112)
                                                                                    -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of machinery & equipment ..................................           --               1,092,847
  Additions to property, plant and equipment ...................................     (5,565,768)           (3,769,133)
                                                                                    -----------           -----------

        Net cash used in investing activity ....................................    $(5,565,768)          $(2,676,286)
                                                                                    -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of preferred stock ................................           --               8,000,000
  Principal(payments)proceeds from short-term debt .............................        440,119                  --
  Principal(payments)/proceeds from long-term debt .............................      2,605,970               105,448
  Capitalized refinancing costs ................................................           --              (1,067,942)
  Repurchase and retirement of common stock ....................................           --              (3,000,000)
  Preferred stock dividends ....................................................           --                (202,168)
                                                                                    -----------           -----------
        Net cash provided by financing
          activities ...........................................................    $ 3,046,089           $ 3,835,398
                                                                                    -----------           -----------
NET INCREASE IN CASH ...........................................................    $    (4,206)          $      --
                                                                                    -----------           -----------

CASH - Beginning of Period .....................................................          4,206                  --
                                                                                    -----------           -----------

CASH - End of Period ...........................................................    $      --             $      --
                                                                                    ===========           ===========



                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1999


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

The results of operations for the three and nine month periods ended May 31, 1999 may not be indicative of the results to be expected for the full year.

On November 2, 1998, the Company's Board of Directors declared a five percent common stock dividend, payable on December 18, 1998 to all shareholders of record on November 17, 1998. On December 18, 1998, 153,245 common shares were issued as a stock dividend. On November 2, 1999, the Company's Board of Directors granted stock options for 45,000 shares under the 1996 Incentive Stock Option Plan, as amended, and 54,000 shares under the 1998 Key Employee Stock Option Plan, subject to shareholder approval of the 1998 Key Employee Stock Option Plan. On December 16, 1998, the Company's shareholders approved the 1998 Key Employee Stock Option Plan. In accordance with Generally Accepted Accounting Principles, such shares are included in shares outstanding as of May 31, 1999 and May 31, 1998. The earnings per share and shares outstanding amounts for the three months and nine months ended May 31, 1998 are adjusted accordingly.


NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:


                                                                                     MAY 31,                  AUGUST 31,
                                                                                      1999                       1998
                                                                                   -----------               -----------
Costs incurred on contracts in process under the
   percentage of completion method .............................................   $14,270,543               $14,949,213
Estimated gross profit .........................................................     4,125,000                 1,450,000
                                                                                   -----------               -----------
        Total ..................................................................    18,395,543                16,399,213
Less progress payments received and progress
  billings to date .............................................................     8,244,045                 5,099,252
Plus costs incurred on contracts in process under
  the completed contract method ................................................          --                        --
                                                                                   -----------               -----------
 Costs and estimated gross profit in excess
   of billings on contracts in process .........................................   $10,151,498               $11,299,961
                                                                                   ===========               ===========



Included in estimated gross profit for August 31, 1998 and May 31, 1999 are jobs with losses accrued of $309,565 and $119,436, respectively.

                                           RIVIERA TOOL COMPANY
                                      NOTES TO FINANCIAL STATEMENTS
                                               MAY 31, 1999


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:


                                                                                      MAY 31,                   AUGUST 31,
                                                                                       1999                        1998
                                                                                   -----------                 -----------
Lease and leasehold improvements ...........................................       $ 1,599,593                 $ 1,453,539
Office furniture and fixtures ..............................................           203,514                     203,514
Machinery and equipment ....................................................        11,909,769                  11,594,436
Construction in Process ....................................................        10,446,999                   5,283,903
Computer equipment and software ............................................         1,459,499                   1,518,214
Transportation equipment ...................................................           126,365                     126,365
                                                                                   -----------                 -----------
     Total cost ............................................................        25,745,739                  20,179,971
Accumulated depreciation and amortization ..................................         7,699,402                   6,942,470
                                                                                   -----------                 -----------
Net carrying amount ........................................................       $18,046,337                 $13,237,501
                                                                                   ===========                 ===========



NOTE 4 - LONG-TERM DEBT
                                                                                     MAY 31,                   AUGUST 31,
LONG-TERM DEBT                                                                        1999                       1998
--------------                                                                     -----------               -------------
Revolving bank working capital credit line, collateralized by substantially all assets of the Company. The agreement provides for borrowing, subject to certain collateral requirements of up to $10.0 million, and bears interest, payable monthly, at .25% below the bank's prime rate at August 31, 1998 and May 31, 1999
(an effective rate of 8.25% and 7.5%, respectively), due April 1, 2000. The
Agreement is subject to certain loan covenants discussed below and requires a commitment fee of .25% per annum on the average daily unused portion of the revolving credit
line............................................................................   $ 5,046,341               $   3,862,874

Note  payable  to  bank,  collateralized  by  substantially  all  assets  of the
Company,  payable in monthly  installments  of $54,166.67  plus interest of .25%
below the bank's  prime rate at August 31, 1998 and May 31,  1999 (an  effective rate of 8.25% and 7.5%, respectively),  due June, 2002. The Agreement is subject
to certain loan covenants discussed below.......................................     2,004,167                   2,491,667

Note payable to bank,  collateralized by specific assets of the Company, payable in monthly  installments of $55,556 plus interest of 7.26%, due December,  2003.
The Agreement is subject to certain loan covenants discussed below..............     3,777,778                   2,718,655

$3,271,000   Non-revolving   Equipment   Line  of   Credit   payable   to  bank,
collateralized   by  specific   assets  of  the  Company,   payable  in  monthly
installments  of $38,941 plus interest of .25% below the bank's prime rate,  due
November,  2004.  The Agreement is subject to certain loan  covenants  discussed
below...........................................................................     1,290,999                          --
                                                                                   -----------                 -----------
     Total long-term debt.......................................................    12,119,285                   9,073,196
     Total current portion......................................................     1,316,674                     876,555
                                                                                   -----------                 -----------
     Long-term debt - Net.......................................................   $10,802,611                 $ 8,196,641
                                                                                   ===========                 ===========


As of August 31, 1998 and May 31, 1999, in connection with the line of credit and notes payable to bank, the Company has agreed to certain covenants. The agreements require the Company to maintain certain ratios/levels of tangible net worth, working capital, liabilities to tangible net worth, earnings

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1999

NOTE 4 - LONG-TERM DEBT - CONTINUED

before interest, taxes, depreciation and amortization to debt service and prohibit the payment of common stock cash dividends. The Company was in compliance at August 31, 1998 and May 31, 1999, with all of these covenants.

              -----------------------------------------------------


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Statement of Operations as a percentage of sales.


                                                                 FOR THE THREE MONTHS               FOR THE NINE
                                                                         ENDED                      MONTHS ENDED
                                                                        MAY 31,                       MAY 31,
                                                               --------------------------    --------------------------
                                                                  1999           1998           1999           1998
                                                               -----------    -----------    -----------    -----------
SALES ..........................................................  100.0%         100.0%         100.0%         100.0%
COST OF SALES ..................................................   69.9%          73.2%          71.2%          74.1%
                                                                  -----          -----          -----          -----

             GROSS PROFIT ......................................   30.1%          26.8%          28.8%          25.9%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ....................    8.5%           8.0%           9.0%           8.7%
                                                                  -----          -----          -----          -----

              INCOME FROM OPERATIONS ...........................   21.6%          18.9%          19.8%          17.1%

OTHER INCOME (EXPENSE)
  INTEREST EXPENSE .............................................   (0.6%)         (2.6%)         (1.5%)         (2.1%)
                                                                     --             --             --            (.6%)
  GAIN ON ASSET SALES ..........................................     --            (.1%)           --            (.1%)
                                                                  -----          -----          -----          -----
         TOTAL OTHER EXPENSE - NET .............................   (0.6%)         (2.7%)         (1.5%)         (3.1%)

INCOME BEFORE TAXES ON INCOME ..................................   21.0%          16.2%          18.3%          14.0%

INCOME TAXES ...................................................    8.5%           5.8%           6.4%           5.1%
                                                                  -----          -----          -----          -----

            NET INCOME .........................................   12.5%          10.4%          11.9%           8.9%
                                                                  =====          =====          =====          =====



COMPARISON OF THE THREE MONTHS ENDED MAY 31, 1999 TO THE THREE MONTHS ENDED MAY 31, 1998.

REVENUES - Revenues for the three months ended May 31, 1999 totaled $6.4 million as compared to $6.9 million for the three months ended May 31, 1998, a decrease of $0.5 million or 7.2%. This decrease was largely due to the decrease in shop floor hours during the quarter ended May 31, 1999 as compared to the third quarter of 1998. During the third quarter of 1999, the Company had 66,800 work-in-process shop floor hours as compared to 78,100 hours during the third quarter of 1998, a decrease of 14.5%.

COST OF SALES - Cost of sales was $4.5 million for the three months ended May 31, 1999 as compared to $5.0 million for the three months ended May 31, 1998. As a percent of revenue, cost of sales for the three months ended May 31, 1999 was 69.9% as compared to 73.2% for the three months ended May 31, 1998. The improved gross margin was largely due to a decrease in the Company's direct costs expense (a decrease of $670,000 or 10.4% of sales) and an increase in manufacturing overhead expense (an increase of $147,000 or 2.3% of sales).

The decrease in direct costs expense was largely due to a decrease in direct materials and outside services expense. The decrease from $1,830,000 or 26.6% of sales for the three months ended May 31, 1998 to $1,533,000 or 23.8% of sales for the three months ended May 31, 1999. This decrease was largely a result of the Company upgrading its machining capability during fiscal 1998 for the purpose of reducing the future expense of outsource machining. During fiscal 1998, the Company had reduced its existing machining capacity in that certain machining centers were taken out-of-service during these upgrades. As a result, it temporarily reduced the Company's machining capacity and the Company was required to outsource more of its machining. Those machining centers taken out-of-service during fiscal 1998, were in-service during the first nine months of 1999 and reduced outsource machining expense from $336,000 for the three months ended May 31, 1998 to $6,100 for the three months ended May 31, 1999. Direct labor expense was $1,037,000 or 16.1% of sales for the three months ended May 31, 1999 as compared to $1,411,000 or 20.5% of sales for the three months ended May 31, 1998. Direct materials expense decreased from $1,226,000 or 17.8% of sales for the three months ended May 31, 1998 to $1,025,000 or 15.9% of sales for the three months ended May 31, 1999.

Manufacturing overhead expense increased from $1,366,000 or 19.9% of sales for thee three months ended May 31, 1998 to $1,512,000 or 23.5% of sales for the three months ended May 31, 1999. The largest increase in the third quarter of 1999 as compared to 1998 was the increase of $66,000 in depreciation expense. This increase in depreciation expense was due to the Company's capital expansion program, which resulted in a $1.5 million increase in depreciable property, plant and equipment as of May 31, 1999 as compared to May 31, 1998. Other manufacturing overhead expense increases include; a $33,000 increase in property taxes (the Company's tax abatements on 1989 equipment acquisitions expired), a $25,000 increase in building maintenance expense, and a $18,000 increase in health insurance expense.


S,G & A EXPENSES - Selling, general and administrative expenses remained consistent at approximately $550,000 for the three months ended May 31, 1999 and May 31, 1998. General and administrative expense increases include; an increase of $94,000 in supervision salaries and an increase of $6,000 in deferred compensation/401(k) expense. Decreases in general and administrative expenses include a decrease of $59,000 in the Michigan Single Business Tax, a decrease of $33,000 in public company costs, a decrease of $10,000 in amortization expense, a $9,000 decrease in legal expense and a $7,000 decrease in lease expense. General and administrative expenses were 7.4% for the three months ended May 31, 1999 as compared to 6.9% for the three months ended May 31, 1998.

Selling expense increased from approximately $73,700 for the three months ended May 31, 1998 to approximately $76,700 for the three months ended May 31, 1999. This increase was largely due to an increase of $14,000 in travel expense and a $9,000 decrease in commissions expense. Selling expenses were 1.2% for the three months ended May 31, 1999 as compared to 1.1% for the three months ended May 31, 1998.


INTEREST EXPENSE - Interest expense for the three months ended May 31, 1999 was approximately $35,000 as compared to approximately $182,000 for the three months ended May 31, 1998. As a percentage of sales, interest expense decreased from 2.6% for the three months ended May 31, 1998 to 0.5% for the three months ended May 31, 1999.

The decrease in interest expense was a result of the Company capitalizing approximately $190,000 of interest on its construction in process during the third quarter ended May 31, 1999. As of May 31, 1999, the Company had approximately $10.4 million of construction in process. Lastly, debt levels as of May 31, 1999 were higher than as of May 31, 1998 by $4.2 million. The increase in debt was a result of higher accounts receivable balance and related working capital line financing as well as term financing incurred to support the Company's construction in process and capital expansion program.


COMPARISON OF THE NINE MONTHS ENDED MAY 31, 1999 TO THE NINE MONTHS ENDED MAY 31, 1998

REVENUES -- Revenues for the nine months ended May 31, 1999 totaled $17.1 million as compared to $18.4 million for the nine months ended May 31, 1998, a decrease of $1.3 million or 7.1%. This decrease was largely due to the decrease in shop floor hours during the nine months ended May 31, 1999 as compared to the same period of 1998. During the nine months ended May 31, 1999, the Company had 188,500 work-in-process shop floor hours as compared to 199,600 hours during the same period of 1998, a decrease of 5.5%.

COST OF SALES -- Cost of sales decreased from $13.7 million for the nine months ended May 31, 1998 to $12.2 million for the nine months ended May 31, 1999. As a percent of revenue, cost of sales for the nine months ended May 31, 1998 was 74.1% compared to 71.2% for the nine months ended May 31, 1999. The improved gross margin was largely due to decreases in the Company's direct cost expense of $1,967,000 and engineering expenses of $13,000, whereas manufacturing overhead expenses increased by $491,000.

The decrease in direct cost expense was largely due to a decrease in direct materials and outside services expense. Outside service expense decreased from $1,649,000 for the nine months ended May 31, 1998 to $989,000 for the nine months ended May 31, 1999. This decrease was largely a result of the Company upgrading its machining capability during fiscal 1998 for the purpose of reducing the future expense of outsource machining. During fiscal 1998, the Company had reduced its' existing machining capacity in that certain machining centers were taken out-of-service during these upgrades. As a result, it temporarily reduced the Company's machining capacity and the Company was required to outsource more of its machining. Those machining centers taken out-of-service during fiscal 1998, were in-service during the first nine months of 1999 and reduced outsource machining expense from $954,000 for the nine months ended May 31, 1998 to $77,000 for the nine months ended May 31, 1999. Direct labor expense was $3,851,000 or 20.9% of sales for the nine months ended May 31, 1998 as compared to $2,935,000 or 17.2% of sales for the nine months ended May 31, 1999. Direct materials expense decreased from $2,927,000 for the nine months ended May 31, 1998 to $2,535,000 for the nine months ended May 31, 1999.

Manufacturing overhead expense increased from $3,992,000 or 21.7% of sales for the nine months ended May 31, 1998 to $4,483,000 or 26.3% of sales for the nine months ended May 31, 1999. The largest increase in the first nine months of 1999 as compared to 1998 was the increase of $261,000 in depreciation expense. This increase in depreciation expense was due to the Company's capital expansion program. Other manufacturing overhead expense increases include; a $33,000 increase in indirect labor, a $70,000 increase in manufacturing supplies, a $66,000 increase in property tax expense, a $43,000 increase in health insurance expense, a $20,000 increase in perishable tooling, and a $20,000 increase in building maintenance. Decreases in manufacturing overhead expense for the nine months ended May 31, 1999, as compared to the comparable period for 1998, include; a $11,000 decrease in general insurance expense and a $9,000 decrease in machinery repairs and maintenance

S,G & A EXPENSES -- Selling, general and administrative expenses decreased from approximately $1,612,000 for the nine months ended May 31, 1998 to approximately $1,537,000 for the nine months ended May 31, 1999. As a percentage of revenue, selling, general and administrative expenses were 8.8% for the nine months ended May 31, 1998 as compared to 9.0% for the nine months ended May 31,1999.

Increases in general and administrative expenses during the nine months ended May 31, 1999, include; $108,000 in supervision salaries, $6,000 in depreciation expense, $5,000 in directors and officers liabilities insurance expense, $70,000 in deferred compensation/401(k) expense and a $20,000 in miscellaneous expenses. Decreases in general and administrative expenses include; $44,000 in office salaries and wages, $138,000 in legal and professional expenses, $31,000 in amortization expense, $95,000 in Michigan Single Business Tax, $18,000 in lease expenses and $11,000 in public company expenses.

Selling expenses during the nine months ended May 31, 1999 increased from $222,000 for the nine months ended may 31, 1998 to $266,000 for the nine months ended May 31, 1999. Increases in selling expenses for the nine months ended May 31, 1999 include; $60,000 in salaries and wages, and an increase of $16,000 in travel expenses. The largest decrease for the nine months ended May 31, 1999 was a $27,000 decrease in commission expense.

INTEREST EXPENSE -- Interest expense for the nine months ended May 31, 1999 was approximately $267,000 as compared to approximately $444,000 for the nine months ended May 31, 1998. As a percentage of revenue, interest expense decreased from 2.4% for the nine months ended May 31, 1998 as compared to 1.6% for the nine months ended May 31, 1999.

The decrease in interest expense was a result of the Company's capitalizing approximately $464,000 of interest on its construction in process. As of May 31, 1999, the Company had approximately $10.4 million of construction in process. Lastly, debt levels as of May 31, 1999 were higher than as of May 31, 1998 by $4.2 million. The increase in debt was a result of higher work-in-process and accounts receivable balances and related working capital line financing as well as term financing incurred to support the Company's construction in process.

DIVIDEND EXPENSE -- Dividend expense for the nine months ended May 31, 1998 was approximately $201,800. This increase was due to the Company issuing $8.0 million of 8% Cumulative Convertible Preferred Stock in October of 1997.

On February 11, 1998, the Company's 8% Cumulative Convertible Preferred Stock was converted to 1,310,499 shares of registered Common Stock. As a result of this conversion, no such dividends accrued subsequent to February 11, 1998.

FEDERAL INCOME TAXES
The effective federal income tax rate was 35% and 36% for the nine months ended May 31, 1999 and May 31, 1998, respectively. As of August 31, 1998, the Company had approximately $988,000 of net operating loss carryforwards that expire 2010 through 2017, investment tax credit carryforwards of approximately $172,000 that expire 1999 through 2003 and alternative minimum tax credits of approximately $250,000, the use of which do not expire.

LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended May 31, 1999, the Company's cash from operating activities was $2,515,473. The capital provided from operating activities was primarily due to the $5,031,199 increase in the Company's Accounts Receivable, a decrease of $1,048,463 in work-in-process and an increase in accounts payable and accrued liabilities of $2,359,017. The increase in accounts receivable was due to the Company shipping and invoicing large contracts during the last sixty days of the third quarter of 1999. The Company invoiced $6.6 million of invoicing during this period of which $5.1 million was paid in June, 1999. The increase in accounts payable was largely due to $1.6 million payable for a new machining center which is currently in the process of being installed as a part of the Company's capital expansion program. Upon final installation the Company is financing such equipment through a five-year term loan with its primary financial institution and the related term debt will classified as long-term debt (less current portion).

From Investing Activities, the Company acquired additional machinery and equipment of $5,565,768. Such acquisitions include two new machining centers, installation of five stamping presses and various existing machine upgrades.

From Financing Activities, the Company was provided from financing activities a total of $3,046,089 during the nine months ended May 31, 1999. During this period, the Company increased its revolving line of credit by $1.2 million in order to finance the $5.0 million increase in the Company's accounts receivable. The Company drew $1.3 million on its Equipment Line of Credit to finance its acquisition of various machinery and equipment. On January 1, 1999 the Company termed out this $4.0 million Equipment Line of Credit. Under such terms, the Company has monthly payments of $55,556 plus interest of 7.26%, due December 31, 2003 and is collateralized by specific assets of the Company. During the third quarter of 1999, the Company executed a $3.2 million non-revolving equipment line of credit to finance the acquisition of two new machining centers. The first machine was installed during the third quarter and $1.3 million was drawn on such note with the remaining balance to be drawn upon final installation of the second machining center. Upon final draw the note will amortized commencing November 1, 1999 in monthly installments of $38,941 plus interest at the banks prime rate less 25 basis points (currently 7.25%). The maturity date of this note is November 1, 2004. During the nine months ended May 31, 1999 the Company paid $0.7 million of principal payments on various term notes.


YEAR 2000 COMPLIANCE STATEMENT
The Company has completed its review and testing of its computer systems and has concluded that such systems are year 2000 compliant. The Company primarily utilizes computer technology in its CAD design, Numerically Controlled programming and its manufacturing information systems.

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


Date: July 14, 1999


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

  EX-27                        Financial Data Schedule