Form 10-K405
period 1999-08-31
RIVIERA TOOL CO
filed 1999-11-18
CIK 1018349

                United States Securities and Exchange Commission
                              Washington D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended August 31, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 001-12673

                              RIVIERA TOOL COMPANY
             (Exact name of registrant as specified in its charter)

                      MICHIGAN                           38-2828870
       ----------------------------------------    ------------------------
               (State or other jurisdiction of        (I.R.S. Employer
                incorporation or organization)       Identification No.)

              5460 EXECUTIVE PARKWAY SE
                  GRAND RAPIDS, MI                          49512
       ----------------------------------------    ------------------------
           (Address of principal executive               (Zip Code)
                      offices)

       Registrant's telephone number, including area code: (616) 698-2100

   Securities registered pursuant to Section 12(b) of the Act: Common Stock, no par value

            Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting common stock of the Registrant (based upon the last reported sale of the Common Stock at that date by the American Stock Exchange) held by non-affiliates was $_____________ as of November ___, 1999.

The number of shares outstanding of the Registrant's common stock as of November ___, 1999 was 3,218,744 shares of common stock without par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                                Part of Form 10-K Into Which Portions
                           Document                                                  of Documents are Incorporated
---------------------------------------------------------------      -------------------------------------------------------------

Riviera Tool Company 1999 Annual Report to Shareholders.                                  Parts I, II and IV

Definitive Proxy Statement for the 1999 Annual Meeting of                                      Part III
Shareholders filed with the Securities and Exchange Commission,
November, 1999.

THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," BELIEVE," "ANTICIPATE," OR "CONTINUE," THE NEGATIVE OR OTHER VARIATION THEREOF, OR COMPARABLE TERMINOLOGY, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING UPON A VARIETY OF FACTORS, INCLUDING CONTINUED MARKET DEMAND FOR THE TYPES OF PRODUCTS AND SERVICES PRODUCED AND SOLD BY THE COMPANY.

                              RIVIERA TOOL COMPANY

                           Annual Report on Form 10-K

                                November __, 1999

                                TABLE OF CONTENTS

                                                                  PART I                                        PAGE
                                                                  ------

        Item 1.                Business........................................................................   3
        Item 2.                Properties......................................................................   7
        Item 3.                Legal Proceedings...............................................................   8
        Item 4.                Submission of Matters to a Vote of Security Holders.............................   8


                                                                  PART II
                                                                  -------

        Item 5.                Market for the Registrant's Common Stock and
                               Related Stockholder Matters.....................................................   8
        Item 6.                Selected Financial Data.........................................................   9
        Item 7.                Management's Discussion and Analysis of Financial
                               Condition and Results of Operations.............................................   9
        Item 8.                Financial Statements and Supplemental Data......................................   9
        Item 9.                Changes in and Disagreements with Accountants
                               on Accounting and Financial Disclosure..........................................   9


                                                                 PART III
                                                                 --------

        Item 10.               Directors and Executive Officers of the Registrant..............................  10
        Item 11.               Executive Compensation..........................................................  10
        Item 12.               Security Ownership of Certain Beneficial Owners and Management..................  10
        Item 13.               Certain Relationships and Related Transactions..................................  10


                                                                  PART IV
                                                                  -------

        Item 14.               Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...............  10

                               SIGNATURES......................................................................  12

                                     PART I

ITEM 1.      BUSINESS

    GENERAL

    The Company is a designer and manufacturer of large scale, complex stamping die systems used to form sheet metal parts. Most of the stamping die systems sold by the Company are used in the production of automobile and truck body parts such as roofs, hoods, fenders, doors, door frames, structural components and bumpers. The following table sets forth the Company's sales (in millions) and percentage of total sales by major customer in fiscal years 1995, 1996, 1997, 1998 and 1999.

                                                             YEAR ENDED AUGUST 31,
------------------------------------------------------------------------------------------------------------------------
           CUSTOMER                        1995          1996             1997              1998              1999
--------------------------------------------------  --------------    --------------    -------------    ---------------
                                       AMOUNT   %    AMOUNT     %      AMOUNT     %      AMOUNT    %      AMOUNT     %
                                      ------------  --------------    --------------    -------------    ---------------

DaimlerChrysler AG..............        $4.6   24%    $4.6     25%      $8.9     40%      $2.3    10%      $5.2     23%

Suppliers of DaimlerChryslerAG...        0      *      0        *         .7      3        1.5     7         .9      4

Ford Motor Company..............         1.3    7      2.1     11        3.4     16        0       *         .1       *

Suppliers of Ford Motor Co......        10.4   55      3.0     17        3.4     16        6.0    26        2.6      11


General Motors Corporation........        .2    1      2.3     13         .9      4        5.2    23        5.7      25

Suppliers of General Motors
Corporation......................        0      *      1.6      9        1.8      8        6.0    27        2.9      13

Other auto and  truck
manufacturers
and  their suppliers............         2.5   13      4.7     25        2.8     13        1.6     7        5.4      24
                                      ------------  --------------    --------------    -------------    ---------------

Total Sales....................        $19.0  100%   $18.3    100%      $21.9   100%     $22.6   100%     $22.8     100%
                                      ============  ==============    ===== ========    =============    ===============

----------
*    Less than 1.0% of the Company's total sales.

INDUSTRY TRENDS

      The automotive industry continues to evolve towards the early stages of convergence between the OEM's and the supplier base. This trend will result in the OEM's focusing their capital expenditures on marketing and distribution, rather than manufacturing. A Bear Sterns & Co. Inc. automotive parts industry report (1) noted that the OEM's greatest single asset is their brands and that independent suppliers will become a critical component of the design, engineering and delivery of systems which will increasingly be outsourced in the future.

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

      The automotive industry's trend towards shorter product life cycles and introduction of a greater number of vehicle models will create growing demand for the Company's complex tooling systems. In accordance with this trend, DaimlerChrysler AG ("Chrysler"), Ford Motor Company ("Ford") and General Motors Corporation ("General Motors"), the three largest domestic automobile manufacturers (the "OEMs"), are forming alliances with select

------------
(1) Source: Bear Sterns Equity Research Report on the Auto Parts Industry, dated September, 1998.

suppliers which have the technological capability to successfully perform simultaneous engineering of product and manufacturing processes from concept to completion at the supplier level and utilizing computer data based design, manufacturing and validation processes. Some OEMs have formed "Platform" teams which provide the organizational structure for this simultaneous engineering process, and have included their critical or key suppliers in these teams. This simultaneous engineering concept allows model changes to be implemented more quickly and cost-effectively. By involving the ultimate tool and die manufacturer early in the design process, the OEMs are better able to design-in more cost-effective manufacturing processes, improve product quality, and avoid costly changes downstream.

    The emphasis on designing and manufacturing more fuel-efficient vehicles as the result of federal Corporate Average Fuel Economy ("C.A.F.E.") regulation has produced many new vehicle designs. In addition, automobile manufacturers are utilizing lightweight, high strength steels and aluminum in new model designs in order to decrease the weight of the vehicle and increase fuel efficiency. Therefore, suppliers will be required to have the ability to work with these types of materials in order to remain competitive. The Company has established an expertise in manufacturing dies used in the production of structural components made of light-weight, high strength steels and aluminum (largely utilized in large semi-trucks).

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

PRODUCTS AND SERVICES

    Dies. The Company's dies are used in the high speed production of sheet metal stamped parts and assemblies. Production of such parts is a multiple step process involving a series of dies. Typically, the first die is used to cut the appropriate size metal blank from a sheet or coil of steel. The next die draws the metal blank into its primary shape and subsequent dies are used to bend edges or corners, create flanges, trim off excess metal and pierce assembly holes. A customer usually orders only one series of dies for each separate part. Normally, the dies do not require replacement due to usage because the life of well-maintained dies is sufficient to carry production to the point when styling changes dictate production of new dies. The dies manufactured by the Company generally include automation features, adding to the complexity of design and construction. These automation features facilitate rapid introduction and removal of the work piece or raw material into and out of the die, thereby increasing production speeds and reducing labor cost.

    During fiscal 1998, the Company purchased four large stamping presses and completed the installation of such presses during fiscal 1999. These additional presses provide the Company the opportunity to manufacture the largest dies for the largest parts used in an automobile. These parts would include double attached doors, body side apertures and very large hood and deck panels. The Company believes it is only one of three domestic die manufacturers and one of only eight in the world with this capacity. This large die press capacity will benefit the Company in that these types of large dies can result in larger dollar contracts. For example, a set of stamping dies currently manufactured by the Company generally sells for between $250,000 and $2,000,000 depending upon size and complexity, whereas a body side aperture can sell for between $4,000,000 and $6,000,000.

     Simultaneous Engineering of Product and Process. The OEMs are developing organizational structures involving internal design and engineering personnel as well as supplier representatives which they are using to develop new car models. These organizations are called "Platform" teams. This allows full implementation of simultaneous engineering -- the application of the product engineering and process engineering functions simultaneously and early in the process. The Company utilizes advanced Computer Aided Design/Computer Aided Manufacturing ("CAD/CAM") technology to design and manufacture its complex stamping dies. Due to this advanced computer capability, the Company is able to work very closely with its customers and is often assigned to these Platform teams early. Its process engineering input facilitates the teams' goals of introducing new models rapidly and efficiently. The Company has invested significantly to ensure that it utilizes the latest advanced technology and is capable of receiving and working directly from complex mathematical data received from its OEM customers. Management's investment in, and commitment to, advanced technology has solidified its quality reputation with its customers and helped the Company advance to tier one status.

    Prototype Tooling and Parts. With the advent of Platform team and simultaneous engineering methods, the Company has become responsible for the design and manufacture of both the prototype tooling, the final production tooling and specifies the final production process. Prototype tooling and parts are utilized during the design phase of new models, which the automobile manufacturers use to validate the fit and function of the respective components and assemblies and the repeatability of the respective production processes. The parts manufactured from prototype tools are also often used in crash testing.

    Typically, prototype tools associated with the primary metal forming operations are manufactured from an alloy casting or mild steel and subsequently machined using the mathematical database and related Computer Numerically Controlled ("CNC") programs. After machining, the prototype tools are assembled and tested to validate the integrity and repeatability of the final manufacturing process. The results of the validation process are incorporated into the mathematical database, which will then be used to manufacture the final production tools. After testing the primary forming operations, prototype parts are manufactured using special means such as computerized laser-cutting machines to trim off excess scrap and to incorporate various slots and holes. These parts are then sent to the automobile manufacturers for further testing and evaluation. The results of this testing and evaluation may require the incorporation of additional design and manufacturing process modifications.

MANUFACTURING

    Traditionally, the die manufacturing process was comprised of various manual steps performed by craftsmen. After being awarded a contract, the Company would be presented with a wooden model of the part to be produced. From the model, plaster tooling aids were constructed. The plaster tooling aids were then traced and cut into steel. The steel was then ground, usually quite extensively, by hand to fit. Validation was also done by hand, by measuring specific points on the die face and comparing these to the original design blueprints. Today, with the Company's technology, the design and most of the manufacturing process is computer-driven, which increases accuracy and reduces the time required to produce a set of stamping dies. The process starts when the Company is assigned to a new Platform team and simultaneous engineering begins. An electronic "model" of the part to be produced is transmitted directly to the Company by transferring design information electronically ("EDI"), or sent on computer disk represented as a mathematical database. Company engineers use the mathematical database to generate computer-aided die designs and die face cutter path programs. These cutter path programs are used by the toolmakers and machinists to manufacture the inner workings of the tool. Most material is removed and the cutting is done by CNC machine tools, which utilize the computer-generated cutter path programs. Depending on the complexity of the tool, a prototype may be manufactured to prove-out the manufacturing process or to provide actual parts for crash testing and to test fit and function. Finally, after the die is constructed, it is evaluated statistically for process repeatability and dimensional validation on the Company's Coordinate Measuring Machine. During this automated validation process, the tool is statistically compared to the mathematical database. Having the optimum size and quantity of tryout presses is an important aspect of the construction and validation process, and the Company has therefore invested heavily to ensure its capability in this area.

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

RAW MATERIALS

    The steel, castings and other components utilized by the Company in the manufacturing process are available from many different sources and the Company is not dependent on any single source. The Company typically purchases its raw materials on a purchase order basis as needed and has generally been able to obtain adequate supplies of raw materials for its operations.

MARKETING AND SALES

    The Company's marketing emphasis is on DaimlerChrysler, Ford and General Motors and their tier one suppliers. The Company maintains excellent relationships with DaimlerChrysler, Ford and General Motors which directly accounted for about 48%, in the aggregate, of the Company's revenues in 1999. For the year ended August 31, 1999, DaimlerChrysler, Ford, General Motors and their tier one suppliers accounted for approximately 76% of the Company's revenues.

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

    Sales efforts are conducted primarily by Company's Vice President of Sales, President, senior management and project management personnel. Frequent contact is made with domestic and foreign automobile manufacturers and their purchasing agents, Platform managers and tier one suppliers. When the Company has been assigned to a new model Platform Team, the Platform Team manager is contacted to determine those parts and assemblies that will be assigned to various required suppliers. During the design phase, the Company recommends process and design changes to improve the cost and quality of the product. Generally, when the Company is assigned to a Platform Team, orders are obtained directly and without a formal bid process. The Company maintains a comprehensive computer database with historical information regarding dies it has previously manufactured. This assists the Company in quoting prices for dies and enables it to respond to most quotation requests quickly and accurately. If the customer decides to accept the Company's quotation, a purchase order is issued subject to price adjustments for engineering changes requested by the customer. Where no Platform Team is assembled, the Company bids on specific tooling assignments, and bids are awarded on a competitive basis among a group of qualified suppliers.

         For business done with tier one suppliers, the Company's sales process follows a more traditional process. The Company typically receives a package or request for quotation from the tier one supplier and is less involved in the design process of the part to be manufactured. Bids are generally awarded based on technological capability, price, quality and past performance.

BACKLOG AND SEASONALITY

    The Company's backlog of awarded contracts, of which all are believed to be firm, was approximately $17.0 million and $16.2 million as of August 31, 1999 and 1998, respectively. Of the August 31, 1999 contract backlog, the Company expects all backlog contracts will be reflected in sales during fiscal years ended August 31, 2000 and 2001. The Company's sales of stamping dies do not follow a seasonal pattern; however, the timing of new model introductions and existing model restyling tooling programs are dependent on DaimlerChrysler, Ford and General Motors and their strategy of accelerating the introduction of new models.

COMPETITION

    Large, complex automotive stamping dies are manufactured primarily by three supplier groups: a) domestic independent tool and die manufacturers, b) foreign independent tool and die manufacturers, and c) captive or in-house tool and die shops owned and operated by the OEMs.

    The independent tool and die manufacturer industry has significant barriers to entry, which can reduce competition in the large-scale die market. These barriers include the highly capital intensive and technically complex requirements of the industry. Additionally attracting and retaining employees skilled in the use of advanced design and manufacturing technology is a multi-year process. Finally, a new competitor would most likely lack much of the credibility and historical customer relationships that can take years to develop.

    Based upon the responses of 84 sheet metal die manufacturing companies to a 1998 survey by the National Tooling and Machining Association, only 18 companies reported average annual sales in excess of $10 million. Based upon the study and the Company's independent knowledge of its direct competitors, the Company believes it is among the 6 largest independent suppliers and that no one supplier is dominant.

    Finally, the OEMs maintain in-house, captive tool and die capacity to meet a portion of their needs. General Motors maintains the largest captive capacity and, based on estimates from various trade publications, supplies an estimated 75-80% of its own die construction needs. Ford produces approximately 50% and DaimlerChrysler 25% of their own respective needs. Independent suppliers like the Company tend to have a competitive advantage over the OEMs' in-house die shops due to the OEMs' higher cost structure.

    With the advent of simultaneous engineering in the automobile industry, proximity of the OEM's design engineers may effect the placement of the die manufacturer. However, foreign competition may have certain advantages over domestic die manufacturers including lower capital costs, currency exchange advantages, government assistance and lower labor costs. The Company believes that it is one of eight die manufacturing companies on a global basis with the large press capacity necessary to manufacture and validate large scale stamping die systems.

EMPLOYEES

    The Company's work force consists of approximately 138 full-time employees, of which approximately 34 are salaried managerial and engineering personnel. The balance are hourly employees engaged in manufacturing and indirect labor support. Included among these hourly workers are approximately 102 skilled tradesmen who are either journeymen tool and die makers or machinists. None of the Company's employees are covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good. The Company has a discretionary contribution 401(K) plan. The Company has no contingent pension liabilities arising from any defined benefit plan.

ENVIRONMENTAL MATTERS

      The Company is subject to environmental laws and regulations concerning emissions to the air, discharges to waterways, and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company is also subject to other Federal and state laws and regulations regarding health and safety issues. The Company believes that it is currently in compliance with applicable environmental and health and safety laws and regulations.

ITEM 2.      PROPERTIES

         The Company's facilities are located in Grand Rapids, Michigan, and consist of approximately 178,000 square feet of space, of which 28,000 square feet is utilized for office, engineering and employee service functions,

98,000 square feet is dedicated to the Company's tooling production and 52,000 square feet is under a four-year sublease to an unaffiliated tenant. Constructed in 1989, the facility is leased with a lease term of 20 years. The facility lease provides for annual payments of $934,500 plus an escalation of base rent of 1% for each of the first ten years and 2% for each of the second ten years. The Company has a purchase option on the building at the fair market value beginning in November 1996. The sublease requires annual lease payments of $224,724 commencing August 1, 1996 through July 1, 1998 and $231,468 per annum from August 1, 1998 through July 31, 2000. The sublease also requires the subtenant to pay 33.7% of common operating expenses of the facility. The sublease has two renewal options for two years each with annual lease payments of $231,468 and $238,412, respectively. During 1998, the tenant exercised its option to extend the lease period until July 31, 2000. The Company has exercised its option to terminate the sublease agreement on July 31, 2000. The Company believes its facilities are modern, well maintained, adequately insured and suitable for their present and intended uses.

ITEM 3.      LEGAL PROCEEDINGS

         The Company is not presently a party to any legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year, covered by this report, to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

         The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol RTC. The common stock commenced trading on the AMEX on March 7, 1997, as a result of the Company's initial public offering. Prior to that date, there was no public market for the common stock. The table below sets forth the high and low sales prices as reported by AMEX for each period reported.

                                                                FISCAL 1998                 FISCAL 1999
                                                           -----------------------    ------------------------
                                                             HIGH          LOW          HIGH          LOW
                                                             ----          ---          ----          ---
              1st quarter.......................           $10.000       $5.875        $6.7500       $4.625
              2nd quarter.......................           $12.375       $6.625        $5.9375       $4.625
              3rd quarter.......................           $10.375       $8.000        $5.4375       $4.500
              4th quarter.......................            $9.875       $4.750        $4.875        $3.875

         As of October 19, 1999, the Company's common stock was held by 44 holders of record and approximately 795 beneficial shareholders.

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

         On November 2, 1998, the Company's Board of Directors declared a five-percent common stock dividend, payable on December 18, 1998, to all shareholders of record on November 17, 1998. On December 18, 1998, an additional 153,245 common shares were issued as a stock dividend.

ITEM 6.      SELECTED FINANCIAL DATA

         Information required by this Item 6 is incorporated by reference to page 50 and 51 of the Company's 1999 Annual Report to Stockholders filed as
Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this Item 7 is incorporated by reference to pages 52-54 of the Company's 1999 Annual Report to Stockholders filed as
Exhibit 13 hereto.

ITEM 8.      FINANCIAL STATEMENTS & SUPPLEMENTAL DATA

         The Registrant hereby incorporates the financial statements required by this Item 8 by reference to Item 14(a)(1) hereof, and the supplementary financial information required by this Item 8 by reference to page 54-67 of the Company's 1999 Annual Report to Shareholders filed as Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 28, 1999, the Company filed a Form 8-K, Item 4. Changes in Registrant's Certifying Accountant (a) Previous independent accountants. Such filing indicated that on April 22, 1999, the Company

         -    dismissed Plante & Moran LLP as its independent accountant.

         - The reports of Plante & Moran LLP on the financial statements for the past two fiscal years (fiscal 1997 and 1998) contained no adverse or disclaimer of opinion and were not qualified or modified as to uncertainty, scope or accounting principles.

         - The Company's Audit Committee participated in and recommended the decision to change independent accountants.

         - In connection with its audits for the two most recent fiscal years (1997 and 1998) and through April 28, 1999, there have been no disagreements with Plante & Moran LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope procedure or any reportable events.

         - During the two most recent fiscal years (1997 and 1998) and through April 28, 1999, there have been no reportable events (as defined in Regulation S-K Item 304 (a)(1)(v).

         - The Company had provided Plante & Moran LLP with a copy of the Form 8-K and attached a letter from Plante & Moran LLP addressed to the SEC stating that they agreed with the statement on such Form 8-K.

         On July 14, 1999, the Company filed a Form 8-K, Item 4. Changes in Registrant's Certifying Accountant (b) New independent accountants. Such filing indicated that the Company

         -    Engaged Deloitte & Touche LLP as its new independent accountants

         - In November 1998, the Company engaged Deloitte & Touche LLP to assist the Audit Committee in its review of the Company's prior financial statements. In conjunction with this engagement, Deloitte &

              Touche LLP provided oral advice regarding matters relating to the Company's restated financial statements.

         - The Company has not consulted with Deloitte & Touche LLP on any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.


                                    PART III

         The Registrant hereby incorporates the information required by Form 10-K, Items 10-13 by reference to the Registrant's definitive proxy statement for its 1999 annual meeting of shareholders which was filed with the Commission prior to November ___, 1999.


                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)    The following documents are filed as a part of this report:

1. Financial Statements - The following financial statements and the report of independent auditors set forth on pages 54 - 67 of the Company's 1999 Annual Report to Shareholders filed as Exhibit 13 hereto are incorporated by reference in this Annual Report on Form 10-K.

           -    Balance Sheets as of August 31, 1999 and 1998

           -    Notes to Financial Statements

           -    For each of the three years in the period ended August 31, 1999:
                    Statements of Common Shareholders' Equity
                    Statement of Operations
                    Statements of Cash Flows

           -      Reports of Independent Auditors

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

           10(m) Amendments number 1, 2, 3, and 4 between Registrant and Old Kent Bank dated December 31, 1997, February 15, 1998, August 14, 1998 and August 14, 1998, respectively (incorporated by reference to Exhibit 10(m) of the Registrant's Form 10K, filed November 23, 1998).

           10(n) Release of Policy as Collateral Security from NBD Bank dated December 2, 1997 (incorporated by reference to Exhibit 10(n) of the Registrant's Form 10K, filed November 23, 1998).

           10(o) Assignment of Life Insurance Policy as Collateral Security to Old Kent Bank dated July 23, 1998 (incorporated by reference to Exhibit 10(o) of the Registrant's Form 10K, filed November 23, 1998).

           10(p) 1998 Key Employee Stock Option Plan dated November 2, 1998 (incorporated by reference to Exhibit 10(p) of the Registrant's Form 10K, filed November 23, 1998).

           10(q) Amendments number 5, 6, 7 and 8 between Registrant and Old Kent Bank dated October 31, 1998, January 1, 1999, February 27, 1999 and March 31, 1999, respectively.

           10(r) First Restated Loan Agreement and $1,000,000 Term Loan Note between Registrant and Old Kent Bank dated August 31, 1999.

            13      1999 Annual Report to Shareholders.

            21      Subsidiaries - None

            27      Financial Data Schedule.

(b). Reports filed on Form 8-K during the fourth quarter of fiscal 1999 - The Company filed a Form 8-K on July 14, 1999, regarding Item 4 - Changes in Registrant's Certifying Accountant (b) New Independent Accountants. In such filing, the Company disclosed that, on the recommendation of its Audit Committee and Board of Directors, it has engaged Deloitte & Touche as its new independent accountants.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:   November 18, 1999                           RIVIERA TOOL COMPANY

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

                                                     By:      /s/ Peter C. Canepa
                                                              -------------------
                                                              Peter C. Canepa, Principal Financial and
                                                                                Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 18th day of November, 1999, by the following persons on behalf of the Company and in the capacities indicated.

         Each Director of the Company whose signature appears below hereby appoints Kenneth K. Rieth and Peter C. Canepa, and each of them individually, as his attorney-in-fact to sign in his name and on his behalf as a Director of the Company, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.


/s/ Leonard H. Wood                                  /s/ Kenneth K. Rieth
-------------------------                            --------------------------
Leonard H. Wood, Director                            Kenneth K. Rieth, Director

/s/ John C. Kennedy                                  /s/ Daniel W. Terpsma
-------------------------                            --------------------------
John C. Kennedy, Director                            Daniel W. Terpsma, Director

/s/ Thomas H. Highley
-------------------------
Thomas H. Highley, Director


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

Not Applicable.

================================================================================




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON D.C. 20549

                             ----------------------



                                    EXHIBITS

                                       TO

                                      1999

                                    FORM 10-K

                                      UNDER

                     THE SECURITIES AND EXCHANGE ACT OF 1934


                             ----------------------



                              RIVIERA TOOL COMPANY




================================================================================

                                 EXHIBIT INDEX

EXHIBIT NO.
----------

  10(l) Loan Agreement, Revolving Line of Credit Loan Note, Existing Equipment Term Loan Note, Non-Revolving Equipment Line of Credit Loan Note, Security Agreement and Assignment of Life Insurance Policy as Collateral between Registrant and Old Kent Bank dated June 12, 1997 (incorporated by reference to
                 Exhibit 10(l) of the Registrant's Form 10K, filed November 26, 1997).

  10(m) Amendments number 1, 2, 3, and 4 between Registrant and Old Kent Bank dated December 31, 1997, February 15, 1998, August 14, 1998 and August 14, 1998, respectively (incorporated by reference to Exhibit 10(m) of the Registrant's Form 10K, filed November 23, 1998).

  10(n) Release of Policy as Collateral Security from NBD Bank dated December 2, 1997 (incorporated by reference to Exhibit 10(n) of the Registrant's Form 10K, filed November 23, 1998).

  10(o) Assignment of Life Insurance Policy as Collateral Security to Old Kent Bank dated July 23, 1998 (incorporated by reference to Exhibit 10(o) of the Registrant's Form 10K, filed November 23, 1998).

  10(p) 1998 Key Employee Stock Option Plan dated November 2, 1998 (incorporated by reference to Exhibit 10(p) of the Registrant's Form 10K, filed November 23, 1998).

  10(q) Amendments number 5, 6, 7 and 8 between Registrant and Old Kent Bank dated October 31, 1998, January 1, 1999, February 27, 1999 and March 31, 1999, respectively.

  10(r) First Restated Loan Agreement and $1,000,000 Term Loan Note between Registrant and Old Kent Bank dated August 31, 1999.

  13             1999 Annual Report to Shareholders.

  21             Subsidiaries - None

  27             Financial Data Schedule.