Form 10-Q
period 1999-11-30
RIVIERA TOOL CO
filed 2000-01-14
CIK 1018349

                     U.S SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10 - Q
                                   -----------


               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



                     For The Quarter Ended November 30, 1999
                       Commission File Number 001 - 12673




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


The number of Common Shares outstanding at January 12, 2000 was 3,218,744.

                                     PART I
                             FINANCIAL INFORMATION

                                     INDEX


                                                                                                              Page No.
Item 1.   Financial Statements

          Balance Sheets as of November 30, 1999 and August 31, 1999........................................     3

          Statements of Income for the Three Months Ended November 30, 1999 and 1998........................
                                                                                                                 4

          Statements of Cash Flows for the Three Months Ended November 30, 1999 and 1998....................
                                                                                                                 5

          Notes to Financial Statements.....................................................................     6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............
                                                                                                                 8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk - None                                      --



                                     PART II
                                OTHER INFORMATION
                                      INDEX


Item 1.    Legal Proceedings - None

Item 2. Changes in Securities - On November 24, 1999, the Company's Board of Directors declared a five-percent common stock dividend, payable on February 1, 2000 to all shareholders of record on December 29, 1999.

Item 3.    Default Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - The following matters were submitted to a vote of the Company's common shareholders at its annual shareholders meeting on December 15, 1999:

           a. The following director was elected to serve until the meeting of shareholders in 2002 and until his successor is elected (amounts shown in parentheses represent the number of votes cast for, against or withheld, and abstentions, respectively):

               (i)  Kenneth K. Rieth ( 2,565,362, 3,655 )

               The following directors of the Company continued until the annual meeting of shareholders in the year indicated parenthetically and until their successors are elected:

                        John C. Kennedy    (2000)  Thomas H. Highley  (2000)
                        Leonard H. Wood    (2001)  Daniel W. Terpsma  (2001)

           b. Ratification of Selection of Independent Auditors-(amounts shown in parentheses represent the number of votes cast for, against or withheld, and abstentions, respectively): (2,558,618, 7,774)

Item 5.    Other Information - None
Item 6.    Exhibits and Reports on Form 8 - K.
   6(a)    Exhibits - None
   6(b)    Reports on Form 8-K - None.
Exhibit  27   Financial Data Schedule

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                 BALANCE SHEETS




                                                                                         NOVEMBER 30,          AUGUST 31, 1999
                                  ASSETS                                                     1999                   1999
                                  ------                                             -------------------     -------------------
CURRENT ASSETS                                                                 NOTE      (UNAUDITED)
--------------                                                                 ----  -------------------     -------------------
  Cash....................................................................            $          160,907      $          113,183
  Accounts receivable.....................................................                     6,232,873               6,821,519
  Costs and estimated gross profit in excess
      of  billings on contracts in process................................      2              7,770,118               7,829,744
  Inventories.............................................................                       451,167                 451,167
  Prepaid expenses and other current assets...............................                       212,816                  84,189
                                                                                      ------------------      ------------------
            Total current assets..........................................                    14,827,881              15,299,802

PROPERTY, PLANT AND EQUIPMENT, NET........................................      3             17,887,315              17,941,659
PERISHABLE TOOLING........................................................                       582,890                 550,634
OTHER ASSETS..............................................................                       135,770                 135,770
                                                                                      ------------------      ------------------

            Total assets..................................................            $       33,433,856      $       33,927,865
                                                                                      ==================      ==================

                    LIABILITIES AND
                 STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt.......................................      4     $        1,889,415      $        1,889,415
  Accounts payable........................................................                     1,266,756               1,398,483
  Accrued liabilities.....................................................                       541,280               1,030,984
                                                                                      ------------------      ------------------
            Total Current liabilities.....................................                     3,697,451               4,318,882

LONG-TERM DEBT............................................................      4              8,825,697               9,239,636
DEFERRED TAX LIABILITY....................................................                     1,568,753               1,386,278
ACCRUED LEASE EXPENSE.....................................................                       675,744                 671,073
                                                                                      ------------------      ------------------
            Total liabilities.............................................                    14,767,645              15,615,869
                                                                                      ------------------      ------------------

PREFERRED STOCK - no par value, $100 mandatory redemption value:
       Authorized - 5,000 shares
       Issued and outstanding - no shares.................................                            --                      --

STOCKHOLDERS' EQUITY:
Preferred Stock - no par value,
     Authorized - 200,000 shares
     Issued and outstanding - no shares...................................                            --                      --
  Common stock - No par value:
     Authorized - 9,785,575 shares                                              1
     Issued and outstanding - 3,218,744 shares at
     November 30, 1999 and 3,218,744 shares at
     August 31, 1999......................................................                    14,512,185              14,512,185
  Retained earnings.......................................................      1              4,154,026               3,799,811
                                                                                      ------------------      ------------------
            Total stockholders' equity....................................                    18,666,211              18,311,996
                                                                                      ==================      ==================
            Total liabilities and stockholders'
              Equity......................................................            $       33,433,856      $       33,927,865
                                                                                      ==================      ==================




                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                              STATEMENTS OF INCOME
                                   (UNAUDITED)






                                                                               FOR THE THREE MONTHS ENDED
                                                                                       NOVEMBER 30
                                                                           -------------------------------------
                                                                                 1999                 1998
                                                                           -----------------     ---------------
SALES..................................................................    $      5,855,021      $     5,556,996
COST OF SALES..........................................................           4,658,033            4,215,868
                                                                           ----------------      ---------------


      GROSS PROFIT.....................................................           1,196,988            1,341,128

SELLING AND
    ADMINISTRATIVE EXPENSES............................................             454,489              435,284
                                                                           ----------------      ---------------


      INCOME FROM OPERATIONS...........................................             742,499              905,844

OTHER INCOME/(EXPENSE)
   INTEREST EXPENSE....................................................            (205,809)            (122,978)
   OTHER INCOME........................................................                  --                1,570
                                                                           ----------------      ---------------

      TOTAL OTHER EXPENSE - NET........................................            (205,809)            (121,408)

INCOME BEFORE TAXES ON INCOME..........................................             536,690              784,436

INCOME TAX EXPENSE.....................................................             182,475              266,708
                                                                           ----------------      ---------------
NET INCOME AVAILABLE FOR COMMON
   SHARES..............................................................    $        354,215      $       517,728
                                                                           ================      ===============

BASIC EARNINGS PER COMMON SHARE........................................    $            .11      $           .16
                                                                           ================      ===============

BASIC COMMON SHARES OUTSTANDING........................................           3,218,744            3,218,744
                                                                           ================      ===============

DILUTED EARNINGS PER COMMON SHARE......................................    $            .11      $           .16
                                                                           ================      ===============

DILUTED COMMON SHARES OUTSTANDING......................................           3,218,744            3,218,744
                                                                           ================      ===============













                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)




                                                                                      FOR THE THREE MONTHS ENDED
                                                                                             NOVEMBER 30,
                                                                                ----------------------------------------
                                                                                      1999                    1998
                                                                                ------------------      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...........................................................         $         354,215       $        517,728
  Adjustments to reconcile net income to net cash
    from operating activities:
      Depreciation and amortization....................................                   472,766                407,977
      Deferred taxes...................................................                   182,475                266,708
      (Increase) decrease in assets:
         Accounts receivable...........................................                   588,646             (1,191,836)
         Costs and estimated gross profit in
         excess of billings on contracts in
         process.......................................................                    59,626             (2,473,862)
         Perishable tooling............................................                   (32,256)                 9,858
         Prepaid expenses and other current assets.....................                  (128,627)              (142,350)
      Increase (decrease) in liabilities:
         Accounts payable..............................................                  (131,727)                 5,408
         Accrued lease expense.........................................                     4,671                  7,009
         Accrued liabilities...........................................                  (489,704)                64,805
                                                                                -----------------       ----------------

Net cash provided by(used in) operating activities.....................         $         880,085       $     (2,528,555)
                                                                                -----------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment...........................                  (418,422)              (863,686)
                                                                                -----------------       ----------------

Net cash used in investing activity....................................         $        (418,422)      $       (863,686)
                                                                                -----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal(payments)/proceeds from revolving
    credit line........................................................                   (30,710)             1,118,843
  Principal(payments)/proceeds from
    long-term debt.....................................................                  (383,229)             2,299,075
                                                                                -----------------       ----------------

Net cash provided by (used in) financing activities....................
                                                                                $        (413,939)      $      3,417,918
                                                                                -----------------       ----------------

NET INCREASE IN CASH...................................................         $          47,724       $         25,677
                                                                                -----------------       ----------------

CASH - Beginning of Period.............................................                   113,183                  4,206
                                                                                -----------------       ----------------

CASH - End of Period...................................................         $         160,907       $         29,883
                                                                                =================       ================



                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999


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

In the opinion of management, the Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly such information in accordance with generally accepted accounting principles. These Financial Statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K dated November 18, 1999, for the fiscal year ended August 31, 1999.

The results of operations for the three month periods ended November 30, 1999 are not indicative of the results to be expected for the full year.


NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:


                                                                                   NOVEMBER 30,           AUGUST 31, 1999
                                                                                      1999                      1999
                                                                                -----------------        -----------------
Costs incurred on contracts in process under the
   percentage of completion method.....................................         $      15,444,379        $      11,882,615
Estimated gross profit.................................................                 3,604,000                3,418,000
                                                                                -----------------        -----------------
        Total..........................................................                19,048,379               15,301,015
Less progress payments received and progress
   billings to date....................................................                11,881,241                7,532,371
Plus costs incurred on contracts in process under
   the completed contract method.......................................                   602,980                   61,600
                                                                                -----------------        -----------------
        Costs and estimated gross profit in excess
          of billings on contracts in process..........................         $       7,770,118        $       7,829,744
                                                                                =================        =================


Included in estimated gross profit for August 31, 1999 and November 30, 1999 are jobs with losses accrued of $60,912 and $145,169, respectively.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:



                                                                                       NOVEMBER 30,           AUGUST 31,
                                                                                           1999                  1999
                                                                                     -----------------      ---------------
Lease and leasehold improvements................................................     $       1,635,267      $     1,635,476
Office furniture and fixtures...................................................               203,514              203,514
Machinery and equipment.........................................................            21,885,361           21,781,835
Construction in Process.........................................................               722,739              434,269
Computer equipment and software.................................................             1,950,491            1,923,856
Transportation equipment........................................................               126,365              126,365
                                                                                     -----------------      ---------------
     Total cost.................................................................            26,523,737           26,105,315
Accumulated depreciation and amortization.......................................             8,636,422            8,163,656
                                                                                     -----------------      ---------------
     Net carrying amount........................................................     $      17,887,315      $    17,941,659
                                                                                     =================      ===============

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999




NOTE 4 - LONG-TERM DEBT

The Company's long-term debt, which is subject to certain covenants discussed below, consists of the following:


                                                                                   NOVEMBER 30,            AUGUST 31,
LONG-TERM DEBT                                                                         1999                   1999
                                                                                 -----------------     -----------------
Revolving bank working capital credit line, collateralized by substantially all assets of the Company, provides for borrowing, subject to certain collateral requirements of up to $10.0 million, and bears interest, payable monthly, at
 .25% below the bank's prime rate or Libor plus 2.25% (as of November 30, 1999, an effective rate of 8.0%), due December 1, 2000. The agreement requires a commitment fee of .25% per annum on the average daily unused portion of the
revolving credit line..........................................................  $     2,001,784       $     2,032,494


Note payable to bank, collateralized by substantially all assets of the Company, payable in monthly installments of $54,166.67 plus interest of .25% below the bank's prime rate or Libor plus 2.25% (as of November 30, 1999,an effective rate
of 8.0%), due July 19, 2002....................................................        1,679,167             1,841,667


Note payable to bank,  collateralized by specific assets of the Company, payable in monthly installments of $55,566,  plus simple interest of 7.26%, due December
31, 2003.......................................................................        3,444,440             3,611,108


Non-revolving, $3,271,000 equipment line of credit, collateralized by specific assets of the Company, payable in monthly installments of $38,941 plus interest at .25% below the bank's prime rate (as of November 30, 1999, an effective rate
of 8.0%) due November 1, 2004..................................................        2,623,055             2,643,782



Note payable to bank,  collateralized by specific assets of the Company, payable in  monthly  installments  of  $16,666,  plus  simple  interest  of  8.04%,  due
September 1, 2004..............................................................          966,666             1,000,000
                                                                                 ---------------       ---------------


     Total long-term debt......................................................       10,715,112            11,129,051
     Total current portion.....................................................        1,889,415             1,889,415
                                                                                 ---------------       ---------------

     Long-term debt - Net......................................................  $     8,825,697       $     9,239,636
                                                                                 ===============       ===============




The debt agreements require the company to maintain certain ratios/levels of tangible net worth, working capital, liabilities to tangible net worth, earnings before interest, taxes, depreciation and amortization to debt service and prohibit the payment of common stock cash dividends. The Company was in compliance with all of these covenants.

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Statement of Income as a percentage of sales.



                                                                                   FOR THE THREE MONTHS ENDED
                                                                                           NOVEMBER 30
                                                                                   -----------------------------
                                                                                       1999              1998
                                                                                   -------------      ----------
       SALES...................................................................          100.0%           100.0%
       COST OF SALES...........................................................           79.5%            75.9%
                                                                                    -----------       ----------

                    GROSS PROFIT...............................................           20.5%            24.1%

       SELLING AND ADMINISTRATIVE EXPENSE......................................            7.8%             7.8%
                                                                                    -----------       ----------

                     INCOME FROM OPERATIONS....................................           12.7%            16.3%

       OTHER INCOME/ (EXPENSE)
         INTEREST EXPENSE......................................................           (3.5%)           (2.2%)
         OTHER INCOME..........................................................             --               --
                                                                                    -----------       ----------
                TOTAL OTHER EXPENSE - NET......................................           (3.5%)           (2.2%)

       INCOME BEFORE TAXES ON INCOME...........................................            9.2%            14.1%

       INCOME TAXES............................................................            3.1%             4.8%
                                                                                    -----------       ----------

                   NET INCOME..................................................            6.1%             9.3%
                                                                                    ===========       ==========


THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," BELIEVE," "ANTICIPATE," OR "CONTINUE," THE NEGATIVE OR OTHER VARIATION THEREOF, OR COMPARABLE TERMINOLOGY, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING UPON A VARIETY OF FACTORS, INCLUDING CONTINUED MARKET DEMAND FOR THE TYPES OF PRODUCTS AND SERVICES PRODUCED AND SOLD BY THE COMPANY.


COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 1999 TO THE THREE MONTHS ENDED NOVEMBER 30, 1998.

REVENUES - Revenues for the three months ended November 30, 1999 totaled $5.9 million as compared to $5.6 million for the three months ended November 30, 1998, a increase of $0.3 million or 5%. The Company in previous periods has been constrained in revenue growth due to its limited manufacturing capacity. This constraint resulted in the Company implementing a $10.6 million engineering and manufacturing expansion to support increased future revenues. This expansion was completed in August 1999. The Company has recently begun marketing this additional capacity to its customers. Due to the fact that the contracts the Company receives are long-term in nature, this additional capacity has not had a significant impact on revenues. However, management continues to believe growth opportunities exist and the Company will be successful in securing additional volume utilizing the increased manufacturing capacity. Additionally, certain labor and interest costs incurred in fiscal 1999 were required to be capitalized as part of the capital expansion, which in the first quarter and throughout the remainder of fiscal 2000 will negatively impact the comparison of fiscal 2000 and fiscal 1999 results of operations. The Company continues to expect the increase in revenue and gross profit to be more than offset the depreciation and interest expense resulting from the 1998 and 1999 capital expansion.

COST OF SALES - Cost of sales was $4.7 million or 79.6% of sales for the three months ended November 30, 1999 as compared to $4.2 million or 75.9% of sales for the three months ended November 30, 1998. The decrease in gross margin was largely due to an increase in the Company's direct costs expense of $341,000 or 5.8% of sales, an increase in engineering expense of $31,000 or 0.5% of sales and an increase in manufacturing overhead expense of $70,000 or 1.2% of sales.

The increase in direct cost expense was primarily due to an increase of $377,000 in labor expense for the first three months ended November 30, 1999 over the same period last year. The increase in labor was due to the Company incurring more labor hours during the first quarter ended November 30, 1999 over the same period last year. Additionally, during the first quarter ended November 30, 1998 the Company had direct labor personnel involved in completing the manufacturing expansion and accordingly such labor was capitalized as a part of the expansion. During the first quarter ended November 30, 1999, the amount of such capitalized labor was lower in comparison to the previous comparable quarter and resulted in the labor expense increase this year.

Engineering expense increased from $384,000 or 6.9% of sales for the three months ended November 30, 1998 to $415,000 or 7.1% of sales for the three months ended November 30, 1999. This change was due to increases in Engineering, Project Management, and CNC Programmers Salaries expense as well as Engineering Supplies and CAD Computer maintenance expense totaling $34,000.

Manufacturing overhead expense increased from $1,480,000 or 26.6% of sales for the three months ended November 30, 1998 to $1,550,000 or 26.5% of sales for the three months ended November 30, 1999. The largest increase in the first three months of 1999 as compared to 1998 was the increase of $81,000 in depreciation expense. This increase in depreciation expense was due to the Company's capital expansion program, which resulted in a $5.5 million decrease in construction in process and a $10.4 million increase in Machinery and Equipment as of November 30, 1999 as compared to November 30, 1998

SELLING & ADMINISTRATIVE EXPENSES - Selling and administrative expenses increased from approximately $435,000 or 7.8% of sales for the three months ended November 30, 1998 to approximately $454,000 or 7.8% of sales for the three months ended November 30, 1999. This increase was primarily due to increased marketing activities.

INTEREST EXPENSE - Interest expense for the three months ended November 30, 1999 was approximately $206,000 as compared to approximately $123,000 for the three months ended November 30, 1998. As a percentage of sales, interest expense increased from 2.2% in the quarter ended November 30, 1998 as compared to 3.5% for the quarter ended November 30, 1999.

The increase in interest expense was a result of the Company capitalizing $120,800 of interest on its construction in process during the quarter ended November 30, 1998.

FEDERAL INCOME TAXES
The effective federal income tax rate was 34% for the three months ended November 30, 1998 and 1999. As of August 31, 1999, the Company had approximately $187,000 of alternative minimum tax credits that do not expire.

LIQUIDITY AND CAPITAL RESOURCES
    During the three months ended November 30, 1999, the Company's cash from operating activities was $880,085. From investing activities, the Company acquired additional machinery and equipment of $418,422. From financing activities, the Company used $413,939 to reduce long-term debt. The Company believes that the unused portion of the revolving bank working capital credit line and the funds generated from operations will be sufficient to cover anticipated cash needs through fiscal 2000. However, depending on the level of future sales, an expanded credit line may be necessary to finance increases in trade accounts receivable and contracts in process. The Company believes it will be able to obtain such expanded credit line, if required, on generally the same terms as the existing credit line.


                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: January 14, 2000


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
