Form 10-Q
period 2000-02-29
RIVIERA TOOL CO
filed 2000-04-17
CIK 1018349

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-Q



               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



                     For The Quarter Ended February 29, 2000
                       Commission File Number 001 - 12673




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

                                           Yes __X___ No _____


The number of Common Shares outstanding at April 14, 2000 was 3,379,609.

                                     PART I
                              FINANCIAL INFORMATION

                                      INDEX

                                                                            Page
                                                                             No.
Item 1.     Financial Statements

            Balance Sheets as of February 29, 2000 and August 31, 1999        3

            Statements of Operations for the Three Months and Six Months
            Ended February 29,2000 and February 28,1999                       4

            Statements of Cash Flows for the Six Months Ended February 29,
            2000 and February 28, 1999                                        5

            Notes to Financial Statements                                     6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         9

Item 3.     Quantitative and Qualitative Disclosures about Market Risk -     --
            None

                                    PART II
                               OTHER INFORMATION
                                     INDEX


Item 1.     Legal Proceedings - None.

Item 2. Changes in Securities - On November 24, 1999, the Company's Board of Directors declared a five-percent common stock dividend, payable on February 1, 2000 to all shareholders of record on December 29, 1999. On February 1, 2000 an additional 160,865 common shares were issued as a stock dividend.

Item 3.     Default Upon Senior Securities - None

Item 4.     Submission of Matters to a  Vote of Security Holders - None

Item 5.     Other Information - None

Item 6.     Exhibits and Reports on Form 8 - K.
    6(a)    Exhibits - None
    6(b)    Reports on Form 8-K - None
Exhibit 27  Financial Data Schedule.

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                 BALANCE SHEETS


                                                                                  FEBRUARY 29,         AUGUST 31,
                               ASSETS                                                 2000               1999
                                                                                ---------------      ------------
CURRENT ASSETS                                                          NOTE      (UNAUDITED)          (AUDITED)
                                                                                ---------------      ------------
  Cash                                                                          $         8,082      $    113,183
  Accounts receivable                                                                 7,256,987         6,821,519
  Costs and estimated gross profit in excess
   of  billings on contracts in process                                   2           7,233,582         7,829,744
  Inventories                                                                           431,167           451,167
  Prepaid expenses and other current assets                                             246,567            84,189
                                                                                ---------------      ------------
      Total current assets                                                           15,176,385        15,299,802

PROPERTY, PLANT AND EQUIPMENT, NET                                        3          17,813,951        17,941,659
PERISHABLE TOOLING                                                                      581,026           550,634
OTHER ASSETS                                                                            210,770           135,770
                                                                                ---------------      ------------

      Total assets                                                              $    33,782,132      $ 33,927,865
                                                                                ===============      ============

                           LIABILITIES AND
                        STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                                       4     $     1,983,962      $  1,889,415
  Accounts payable                                                                    1,181,424         1,398,483
  Accrued liabilities                                                                   619,167         1,030,984
                                                                                ---------------      ------------
      Total Current liabilities                                                       3,784,553         4,318,882

LONG-TERM DEBT                                                            4          10,476,957         9,239,636
DEFERRED TAX LIABILITY                                                                  837,681         1,386,278
ACCRUED LEASE EXPENSE                                                                   680,416           671,073
                                                                                ---------------      ------------
      Total liabilities                                                              15,779,607        15,615,869
                                                                                ---------------      ------------

PREFERRED STOCK - no par value, $100 mandatory redemption value:
    Authorized - 5,000 shares
    Issued and outstanding - None                                                            --                --

STOCKHOLDERS' EQUITY:
Preferred Stock - no par value,
   Authorized - 200,000 shares
   Issued and outstanding - None                                                             --                --
Common stock - No par value:
   Authorized - 9,785,575 shares                                          1
   Issued and outstanding - 3,379,609 shares at
   February 29, 2000 and 3,218,744 shares at
   August 31, 1999                                                                   15,115,466        14,512,185
  Retained earnings                                                       1           2,887,059         3,799,811
                                                                                ---------------      ------------
      Total stockholders' equity                                                     18,002,525        18,311,996
                                                                                ---------------      ------------
      Total liabilities and stockholders' equity                                $    33,782,132      $ 33,927,865
                                                                                ===============      ============


                        SEE NOTES TO FINANCIAL STATEMENTS

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                  FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                          ENDED                             ENDED
                                                              -----------------------------    -------------------------------
                                                              FEBRUARY 29,     FEBRUARY 28,    FEBRUARY 29,       FEBRUARY 28,
                                                                   2000             1999           2000              1999
                                                              -------------   -------------    ------------      -------------

SALES                                                         $ 5,175,600     $  5,071,088     $ 11,030,621      $ 10,628,084
COST OF SALES                                                   5,148,571        3,439,293        9,806,604         7,655,161
                                                              ------------    -------------    -------------     -------------

      GROSS PROFIT                                                 27,029        1,631,795        1,224,017         2,972,923

SELLING AND ADMINISTRATIVE EXPENSES                               778,445          551,034        1,232,934           986,318
                                                              ------------    -------------    -------------     -------------

      INCOME (LOSS) FROM OPERATIONS                              (751,416)       1,080,761           (8,917)        1,986,605

OTHER INCOME (EXPENSE)
   Interest expense                                              (203,479)        (109,424)        (408,086)         (232,402)
   Other expense                                                       --               --          (51,893)               --
   Gain (Loss) on asset disposals                                 (50,691)           4,872               --             6,442
                                                              ------------    -------------    -------------     -------------
      TOTAL OTHER EXPENSE - NET                                  (254,170)        (104,552)        (457,979)         (225,960)

INCOME (LOSS) BEFORE TAXES ON INCOME                           (1,005,586)         976,209         (468,896)        1,760,645
                                                              ------------    -------------    -------------     -------------

INCOME TAX EXPENSE (CREDIT)                                      (341,899)         280,937         (159,425)          547,645
                                                              ------------    -------------    -------------     -------------

NET INCOME (LOSS) AVAILABLE FOR COMMON SHARES                 $  (663,687)    $    695,272     $   (309,471)     $  1,213,000
                                                              ============    =============    =============     =============

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE            $      (.20)    $        .21     $       (.10)     $        .37
                                                              ============    =============    =============     =============

BASIC AND DILUTED COMMON SHARES OUTSTANDING                     3,243,629        3,243,629        3,243,629         3,243,629
                                                              ============    =============    =============     =============





                        SEE NOTES TO FINANCIAL STATEMENTS

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                       FOR THE SIX MONTHS ENDED
                                                                                ----------------------------------------
                                                                                  FEBRUARY 29,              FEBRUARY 28,
                                                                                      2000                      1999
                                                                                ------------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                             $        (309,471)      $      1,213,000
  Adjustments to reconcile net income(loss) to net cash
    from operating activities:
      Depreciation and amortization                                                       945,854                519,977
      Loss (Gain) on disposal of assets                                                    50,940                     --
      Deferred taxes                                                                     (548,597)               625,203
      (Increase) decrease in assets:
         Accounts receivable                                                             (435,468)            (2,131,546)
         Costs and estimated gross profit in
         excess of billings on contracts in
         process                                                                          596,162             (1,801,380)
         Inventory                                                                         20,000
         Perishable tooling                                                               (30,392)                47,390
         Prepaid expenses and other current assets                                       (162,378)              (130,844)
      Increase (decrease) in liabilities:
         Accounts payable                                                                (217,058)             2,906,040
         Accrued lease expense                                                              9,343                 44,318
         Accrued liabilities                                                             (411,821)                14,017
                                                                                ------------------      -----------------

Net Cash provided by (used in) operating activities                             $        (492,886)      $      1,306,175
                                                                                ------------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease (increase) in other assets                                                     (75,000)                    --
  Additions to property, plant and equipment                                             (869,083)            (4,664,983)
                                                                                ------------------      -----------------

Net cash used in investing activity                                             $        (944,083)      $     (4,664,983)
                                                                                ------------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit line                                                   2,229,300              2,453,814
  Principal (payments)/proceeds from long-term
    debt                                                                                 (897,432)               900,788
                                                                                ------------------      -----------------
Net cash provided by financing activities                                       $       1,331,868       $      3,354,602
                                                                                ------------------      -----------------

NET INCREASE IN CASH                                                            $        (105,001)      $         (4,206)
                                                                                ------------------      -----------------

CASH - Beginning of Period                                                                113,183                  4,206
                                                                                ------------------      -----------------

CASH - End of Period                                                            $           8,082       $             --
                                                                                ==================      =================



                        SEE NOTES TO FINANCIAL STATEMENTS

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000


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

The results of operations for the three and six month periods ended February 29, 2000 are not indicative of the results to be expected for the full year.

On November 24, 1999, the Company's Board of Directors declared a five percent common stock dividend, payable on February 1, 2000 to all shareholders of record on December 29, 1999. On February 1, 2000, 160,865 common shares were issued as a stock dividend. All share and per share data presented for the periods ending February 29, 2000 and February 28, 1999 have been adjusted to give effect to the five percent dividend. On November 24, 1999, the Company's Board of Directors granted stock options for 75,000 shares under the 1996 Incentive Stock Option Plan, as amended, and 53,000 shares under the 1998 Key Employee Stock Option Plan.


NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:


                                                                                  FEBRUARY 29,               AUGUST 31,
                                                                                      2000                     1999
                                                                                ------------------        -----------------
Costs incurred on contracts in process under the
   percentage of completion method                                              $      18,655,610         $     11,882,615
Estimated gross profit                                                                  2,636,185                3,418,400
                                                                                ------------------        -----------------
        Total                                                                          21,291,795               15,301,015
Less progress payments received and progress
   billings to date                                                                    14,058,213                7,532,371
Plus costs incurred on contracts in process under
   the completed contract method                                                               --                   61,100
                                                                                ------------------        -----------------
        Costs and estimated gross profit in excess
          of billings on contracts in process                                   $       7,233,582         $      7,829,744
                                                                                ==================        =================

Included in estimated gross profit for February 29, 2000 and August 31, 1999 are jobs with losses accrued of $508,664 and $60,912, respectively.

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:


                                                                                        FEBRUARY 29,           AUGUST 31,
                                                                                           2000                  1999
                                                                                     ------------------     ----------------
Lease and leasehold improvements                                                     $       1,293,844      $     1,635,476
Office furniture and fixture                                                                   194,256              203,514
Machinery and equipment                                                                     21,546,139           21,781,835
Construction in Process                                                                        840,195              434,269
Computer equipment and software                                                              1,886,195            1,923,856
Transportation equipment                                                                       126,365              126,365
                                                                                     ------------------     ----------------
     Total cost                                                                             25,886,994           26,105,315
Accumulated depreciation and amortization                                                    8,073,043            8,163,656
                                                                                     ------------------     ----------------
     Net carrying amount                                                             $      17,813,951      $    17,941,659
                                                                                     ==================     ================

NOTE 4 - LONG-TERM DEBT

The Company's long-term debt, which is subject to certain covenants discussed below, consists of the following:,


                                                                                       FEBRUARY 29,          AUGUST 31,
                                                                                          2000                 1999
                                                                                      --------------        ------------
REVOLVING WORKING CAPITAL CREDIT LINE
    The Revolving Working Capital Credit Line is collateralized by substantially all assets of the Company and provides for borrowing, subject to certain collateral requirements of up to $10.0 million, is due September
    1, 2001, and bears interest, payable monthly as follows:


         London Interbank Offered Rate ("LIBOR") plus 2.25% (as of February 29,
         2000, an effective rate of 8.6%). The LIBOR interest rate expires
         August 24, 2000 at which time the interest rate will default to .25%
         below the bank's prime rate or at LIBOR plus 2.25%                             $ 1,500,000           $       --

         The bank's prime rate less  .25%(as of February 29, 2000, an effective
         rate of 8.5%)                                                                    2,761,796            2,032,494

NOTE PAYABLE TO BANK
    The Note Payable to Bank is collateralized by substantially all assets of the Company, is due July 19, 2002, and is payable in monthly principal installments of $54,166.67 plus interest as follows:

         LIBOR plus 2.25% (as of February 29, 2000, an effective rate of 8.6%).
         The LIBOR interest rate expires August 24, 2000 at which time the interest rate will default to .25% below the bank's prime rate or at
         LIBOR plus 2.25%                                                                1,000,000                    --

         The bank's prime rate less .25% (as of February 29, 2000, an effective
         rate of 8.5%)                                                                     516,667             1,841,667

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000


NOTE 4 - LONG-TERM DEBT -- CONTINUED


                                                                                      FEBRUARY 29,            AUGUST 31,
                                                                                          2000                  1999
                                                                                   -------------------    -----------------
NON-REVOLVING EQUIPMENT LINE OF CREDIT
    $3,271,000 equipment line of credit collateralized by specific assets of the
    Company, is due November 1, 2004, and is payable in monthly principal installments of $38,941 plus interest as follows:

         LIBOR plus 2.25% (as of February 29, 2000, an effective rate of 8.6%).
         The LIBOR interest rate expires August 24, 2000 at which time the interest rate will default to .25% below the bank's prime rate or at
         LIBOR plus 2.25%                                                                   2,000,000                   --

         The bank's prime rate less .25% (as of February 29, 2000, an effective
         rate of 8.5%), due December 1, 2000                                                  488,019            2,643,782

NOTE PAYABLE TO BANK
The Note Payable to Bank is collateralized by specific assets of the Company, payable in monthly installments of $55,566, plus simple interest of 7.26%, due
December 31, 2003                                                                           3,277,770            3,611,108

NOTE PAYABLE TO BANK
The Note Payable to Bank is collateralized by specific assets of the Company, payable in monthly installments of $16,666, plus simple interest of 8.04%, due
September 1, 2004                                                                             916,667            1,000,000
                                                                                     -----------------    -----------------

     Total long-term debt                                                                  12,460,919           11,129,051
     Total current portion                                                                  1,983,962            1,889,415
                                                                                     -----------------    -----------------

     Long-term debt - Net                                                            $     10,476,957     $      9,239,636
                                                                                     =================    =================


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

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF  OPERATIONS


RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Statement of Operations as a percentage of sales.


                                                                 FOR THE THREE MONTHS               FOR THE SIX
                                                                         ENDED                      MONTHS ENDED
                                                               --------------------------    --------------------------
                                                                 FEB.29,       FEB.28,         FEB.29,       FEB.28,
                                                                  2000          1999            2000          1999
                                                               -----------    -----------    -----------    -----------

  SALES                                                            100.0%         100.0%         100.0%         100.0%
  COST OF SALES                                                     99.5%          67.8%          88.9%          72.0%
                                                               -----------    -----------    -----------    -----------

        GROSS PROFIT                                                 0.5%          32.2%          11.1%          28.0%

  SELLING AND ADMINISTRATIVE EXPENSE                                15.0%          10.9%          11.2%           9.3%
                                                               -----------    -----------    -----------    -----------

        INCOME (LOSS) FROM OPERATIONS                              (14.5%)         21.3%          (0.1%)         18.7%

  OTHER INCOME (EXPENSE)
    INTEREST EXPENSE                                                (3.9%)         (2.2%)         (3.7%)         (2.2%)
    OTHER                                                             --             --             --             --
    GAIN (LOSS) ON ASSET DISPOSALS                                  (1.0%)           .1%          (0.5%)           .1%
                                                               -----------    -----------    -----------    -----------
        TOTAL OTHER EXPENSE - NET                                   (4.9%)         (2.1%)         (4.2%)         (2.1%)

  INCOME (LOSS) BEFORE TAXES ON INCOME                             (19.4%)         19.3%          (4.3%)         16.6%

  INCOME TAX EXPENSE (CREDIT)                                       (6.6%)          5.7%          (2.8%)          5.2%
                                                               -----------    -----------    -----------    -----------

              NET INCOME (LOSS)                                    (12.8%)         13.6%          (2.8%)         11.4%
                                                               ===========    ===========    ===========    ===========


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





COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 29, 2000 TO THE THREE MONTHS ENDED FEBRUARY 28, 1999.

REVENUES - Revenues for the three months ended February 29, 2000 totaled $5.2 million as compared to $5.1 million for the three months ended February 28, 1999, a increase of $0.1 million or 2%. During the second quarter of 2000 the Company realized operating margins on jobs shipped of approximately $206,000 as compared to $765,440 during the second quarter of 1999. In addition, the Company increased its jobs with losses in estimated gross profit from $145,169 as of November 30, 1999 to $508,664 as of February 29, 2000. These items combined negatively impacted revenues for the second quarter of 2000 by approximately $923,000.

Prior to fiscal 2000, the Company was constrained in revenue growth due to limited manufacturing capacity. This constraint was alleviated by the Company's $10.6 million engineering and manufacturing capital expansion, which was completed in August 1999. The Company has since been marketing this additional capacity to its customers. Due to the fact that the contracts the Company receives are long-term in nature, the marketing efforts have not yet generated additional revenues. However, recently awarded contracts to the Company have resulted in a record backlog, which will be recorded as revenue in the remainder of fiscal year 2000 and in fiscal year 2001. Management continues to believe additional growth opportunities exist and the Company will continue to be successful in securing additional volume utilizing the increased manufacturing capacity. Additionally, certain labor and interest costs incurred in fiscal 1999 were required to be capitalized as part of the capital expansion, which in the first and second quarters and throughout the remainder of fiscal 2000 will negatively impact the comparative results of operations. The Company continues to expect the increase in revenue and gross profit to more than offset the depreciation and interest expense resulting from the engineering and manufacturing capital expansion.


COST OF SALES - Cost of sales were $5.2 million or 99.5% of sales for the three months ended February 29, 2000 as compared to $3.4 million or 67.8% of sales for the three months ended February 28, 1999.

The gross margin decrease was largely due to increases in the Company's direct costs expense of $1,388,000 or 26.2% of sales, primarily due to negative adjustments in the expected gross margin on certain contracts and significant increases in outside machining and overtime expenses, and $301,000 or 5.8% in manufacturing overhead expense.

The increase in direct cost expense was primarily due to an increase of $799,000 in labor expense for the three months ended February 28, 2000 over the same period last year. The increase in labor was due to the Company incurring more labor hours, at overtime rates, during the quarter ended February 29, 2000 over the same period last year, necessary to process the Company's additional backlog. Additionally, during the quarter ended February 28, 1999 the Company had direct labor personnel involved in completing the manufacturing expansion and accordingly such labor was capitalized as a part of the expansion. During the quarter ended February 29, 2000, the amount of such capitalized labor was lower in comparison to the previous comparable quarter and resulted in the labor expense increase this quarter.

Direct materials and outside services increased by $589,000 for the quarter ended February 29, 2000 over the same period last year. The largest increase was in outside machining, an increase of $388,000, resulting from the Company's product mix during the second quarter. This product mix created machining requirements beyond the Company's capacity and resulted in outsourcing some machining requirements. Services purchased increased by $127,000 for the quarter ended February 29, 2000 over the same period last year. This increase was largely due to the increased shipping costs resulting from shipping dies to and from a certain customer facilities.

Manufacturing overhead expense increased from $1,491,000 or 29.4% of sales for the three months ended February 28, 1999 to $1,792,000 or 34.6% of sales for the three months ended February 29, 2000. This change was due to increases in depreciation expense, perishable tooling costs, machinery repairs and maintenance, and medical insurance premiums.


SELLING & ADMINISTRATIVE EXPENSES - Selling and administrative expenses increased from approximately $551,000 or 10.9% of sales for the three months ended February 28, 1999 to approximately $778,000 or 15.0% of sales for the three months ended February 29, 2000. This increase was due to State of Michigan Single Business Tax obligation increases, additional salaries expenses and increased legal and professional expenses.


INTEREST EXPENSE - Interest expense for the three months ended February 29, 2000 was approximately $204,000 as compared to approximately $109,000 for the same period last year. As a percentage of sales, interest expense increased from 2.2% in the quarter ended February 28, 1999 as compared to 3.9% for the quarter ended February 29, 2000.

The increase in interest expense was a result of the Company capitalizing $153,000 of interest on its construction in process during the quarter ended February 28, 1999.



COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 29, 2000 TO THE SIX MONTHS ENDED FEBRUARY 28, 1999


REVENUES - Revenues for the six months ended February 29, 2000 totaled $11.0 million as compared to $10.6 million for the six months ended February 28, 1999, a increase of $0.4 million or 3.7%. During the six months ended February 29, 2000 the Company realized operating margins on jobs shipped of approximately $277,000 as compared to $484,000 during the first six months of 1999. In addition, the Company increased it's jobs with losses in estimated gross profit from $60,912 as of August 31, 1999 to $508,664 as of February 29, 2000, for a negative impact of revenue of $447,752. This compares to a decrease in its jobs with losses in estimated gross profit from $309,565 as of August 31, 1998 to $90,295 as of February 28, 1999, for a positive impact on revenue of $219,270. These items combined negatively impacted revenues for the six months ended February 29, 2000 by approximately $874,000.


COST OF SALES - Cost of sales were $9.8 million or 88.9% of sales for the six months ended February 29, 2000 as compared to $7.7 million or 72.0% of sales for the six months ended February 28, 1999.

The gross margin decrease was largely due to increases in the Company's direct costs expense of $1,728,000 or 15.7% of sales and $371,000 or 2.3% in manufacturing overhead expense offset by the minor increase in revenue growth during the six months ended February 29, 2000.

The increase in direct cost expense was primarily due to an increase of $1,176,000 in labor expense for the six months ended February 28, 2000 over the same period last year. The increase in labor was due to the Company incurring more labor hours during the six months ended February 29, 2000 over the same period last year. Additionally, during the six months ended February 28, 1999 the Company had direct labor personnel involved in completing the manufacturing expansion and accordingly, such labor was capitalized as a part of the expansion. During the six months ended February 29, 2000, the amount of such capitalized labor was lower in comparison to the previous comparable quarters and resulted in the labor expense increase this year.

Direct materials and outside services increased by $552,000 for the six months ended February 29, 2000 over the same period last year. The largest increase was in outside machining, an increase of $583,000, resulting from the Company's product mix during the six months ended February 29, 2000. This product mix created machining requirements beyond the Company's capacity and resulted in outsourcing some machining requirements. Services purchased increased by $473,000 for the six months ended February 29, 2000 over the same period last year. This increase was largely due to the increased shipping requirements to and from certain customers.

Manufacturing overhead expense increased from $2,971,000 or 27.9% of sales for the six months ended February 28, 1999 to $3,342,000 or 30.3% of sales for the six months ended February 29, 2000. The largest increase was $162,000 in depreciation expense, as a result of the Company's recent capital expansion program. Other increases included additional perishable tooling expense, machinery repairs and maintenance expenses, medical insurance premiums expenses and payroll tax expenses.


SELLING & ADMINISTRATIVE EXPENSES - Selling and administrative expenses increased from approximately $986,000 or 9.3% of sales for the six months ended February 28, 1999 to approximately $1,233,000 or 11.1% of sales for the six months ended February 29, 2000. This increase was due to additional State of Michigan Single Business Tax obligations, salaries and wages expenses and legal and professional expenses.


INTEREST EXPENSE - Interest expense for the six months ended February 29, 2000 was approximately $408,000 as compared to approximately $232,000 for the same period last year. As a percentage of sales, interest expense increased from 2.2% for the six months ended February 28, 1999 as compared to 3.7% for the six months ended February 29, 2000.

The increase in interest expense was a result of the Company capitalizing $274,000 of interest on its construction in process during the six months ended February 28, 1999.


FEDERAL INCOME TAXES
The effective federal income tax rate was 34% for the six months ended February 29, 2000 as compared to 31.1% for the same period last year. As of August 31, 1999, the Company had approximately $187,000 of alternative minimum tax credits that do not expire.


LIQUIDITY AND CAPITAL RESOURCES
During the six months ended February 29, 2000, the Company's cash used in operating activities was $492,887. The Company invested in additional machinery and equipment of $869,083 and reduced its long-term debt obligations by $877,432. The Company financed these activities by borrowing $2,229,300 on its revolving bank working capital credit line. The Company believes that the unused portion of the revolving bank working capital credit line and the funds generated from operations will be sufficient to cover anticipated cash needs through fiscal 2000. However, depending on the level of future sales, an expanded credit line may be necessary to finance increases in trade accounts receivable and contracts in process. The Company believes it will be able to obtain such expanded credit line, if required, on generally the same terms as the existing credit line.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 17, 2000


                              Riviera Tool Company


/s/ Kenneth K. Rieth                                /s/ Peter C. Canepa
--------------------                                --------------------
Kenneth K. Rieth                                    Peter C. Canepa
President and Chief Executive Officer               Chief Financial Officer,
(Principal Executive Officer)                       Treasurer and Secretary
                                                    (Principal Financial and
                                                    Accounting Officer)

                                 Exhibit Index
                                 -------------

Exhibit No.              Description
-----------              -----------

   27                    Financial Data Schedule