Form 10-Q
period 2000-05-31
RIVIERA TOOL CO
filed 2000-07-11
CIK 1018349

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10 - Q



               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



                       For The Quarter Ended May 31, 2000
                       Commission File Number 001 - 12673




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


The number of Common Shares outstanding at July 11, 2000 was 3,379,609.

















                                       1.

                                     PART I
                              FINANCIAL INFORMATION

                                      INDEX

                                                                                                                  Page
                                                                                                                   No.
Item 1.             Financial Statements

                    Balance Sheets as of May 31, 2000 and August 31, 1999.......................................... 3

                    Statements of Operations for the Three Months and Nine Months Ended May 31, 2000 and May
                    31, 1999....................................................................................... 4

                    Statements of Cash Flows for the Nine Months Ended May 31, 2000 and May 31, 1999............... 5

                    Notes to Financial Statements.................................................................. 6

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations.......... 9

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

Item 3.             Default Upon Senior Securities - None

Item 4.             Submission of Matters to a  Vote of Security Holders - None

Item 5.             Other Information - None

Item 6.             Exhibits and Reports on Form 8 - K.
       6(a)         Exhibits - None
       6(b)         Reports on Form 8-K - None
Exhibit 27          Financial Data Schedule.
















                                       2.

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                 BALANCE SHEETS


                                                                                         MAY 31,              AUGUST 31,
                               ASSETS                                                     2000                  1999
                                                                                --------------------    --------------------
CURRENT ASSETS                                                          NOTE        (UNAUDITED)              (AUDITED)
--------------                                                                  --------------------    --------------------
  Cash...............................................................           $            16,324     $           113,183
  Accounts receivable................................................                     8,108,231               6,821,519
  Costs and estimated gross profit in excess
   of  billings on contracts in process..............................     2               6,648,587               7,829,744
  Inventories........................................................                       416,167                 451,167
  Prepaid expenses and other current assets..........................                       164,001                  84,189
                                                                                   -----------------       -----------------
      Total current assets...........................................                    15,353,310              15,299,802

PROPERTY, PLANT AND EQUIPMENT, NET...................................     3              17,775,828              17,941,659
PERISHABLE TOOLING...................................................                       612,044                 550,634
OTHER ASSETS.........................................................                       210,770                 135,770
                                                                                   -----------------       -----------------

      Total assets...................................................           $        33,951,952     $        33,927,865
                                                                                   =================       =================

                           LIABILITIES AND
                        STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt..................................     4     $         1,983,964     $         1,889,415
  Accounts payable...................................................                     1,321,299               1,398,483
  Accrued liabilities................................................                       363,258               1,030,984
                                                                                   -----------------       -----------------
      Total Current liabilities......................................                     3,668,521               4,318,882

LONG-TERM DEBT.......................................................     4              10,190,733               9,239,636
DEFERRED TAX LIABILITY...............................................                     1,035,698               1,386,278
ACCRUED LEASE EXPENSE................................................                       685,087                 671,073
                                                                                   -----------------       -----------------
      Total liabilities..............................................                    15,580,039              15,615,869
                                                                                   -----------------       -----------------

PREFERRED STOCK - no par value, $100 mandatory redemption value:
    Authorized - 5,000 shares
    Issued and outstanding - None....................................                            --                      --

STOCKHOLDERS' EQUITY:
Preferred Stock - no par value,
   Authorized - 200,000 shares
   Issued and outstanding - None.....................................                            --                      --
Common stock - No par value:
   Authorized - 9,785,575 shares                                          1
   Issued and outstanding - 3,379,609 shares at
   May 31, 2000 and 3,218,744 shares at
   August 31, 1999...................................................                    15,115,466              14,512,185
  Retained earnings..................................................     1               3,256,447               3,799,811
                                                                                   -----------------       -----------------
      Total stockholders' equity.....................................                    18,371,913              18,311,996
                                                                                   -----------------       -----------------
      Total liabilities and stockholders' equity.....................           $        33,951,952     $        33,927,865
                                                                                   =================       =================



                        SEE NOTES TO FINANCIAL STATEMENTS












                                       3.

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                             FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                                                    ENDED                                  ENDED
                                                     ------------------------------------    -----------------------------------
                                                          MAY 31,             MAY 31,            MAY 31,             MAY 31,
                                                           2000                1999                2000                1999
                                                     ----------------    ----------------    ---------------     ---------------
SALES.............................................  $      6,674,923  $        6,444,605  $      17,705,544   $      17,072,689
COST OF SALES.....................................         5,364,041           4,505,297         15,170,645          12,160,458
                                                     ----------------    ----------------    ---------------     ---------------


      GROSS PROFIT................................         1,310,882           1,939,308          2,534,899           4,912,231

SELLING AND ADMINISTRATIVE EXPENSES...............           457,895             550,190          1,690,828           1,536,508
                                                     ----------------    ----------------    ---------------     ---------------


      INCOME FROM OPERATIONS......................           852,987           1,389,118            844,071           3,375,723

OTHER INCOME/(EXPENSE)
   INTEREST EXPENSE...............................         (248,591)            (35,078)          (656,677)           (267,480)
   OTHER EXPENSE..................................            13,211               (433)             12,009               6,009
   GAIN (LOSS) ON ASSET DISPOSALS.................          (50,201)                  --          (100,892)                  --
                                                     ----------------    ----------------    ---------------     ---------------

      TOTAL OTHER EXPENSE - NET...................         (285,581)            (35,511)          (745,560)           (261,471)

INCOME BEFORE TAXES ON INCOME.....................           567,406           1,353,607             98,511           3,114,252
                                                     ----------------    ----------------    ---------------     ---------------

INCOME TAX EXPENSE................................           198,018             548,211             38,593           1,095,856
                                                     ----------------    ----------------    ---------------     ---------------


NET INCOME AVAILABLE FOR COMMON
    SHARES........................................  $        369,388  $          805,396  $          59,918   $       2,018,396
                                                     ================    ================    ===============     ===============

BASIC AND DILUTED EARNINGS PER COMMON SHARE.......
                                                    $            .11  $              .24  $             .02   $             .61
                                                     ================    ================    ===============     ===============

BASIC AND DILUTED COMMON SHARES OUTSTANDING.......
                                                           3,289,454           3,289,454          3,289,454           3,289,454
                                                     ================    ================    ===============     ===============








                        SEE NOTES TO FINANCIAL STATEMENTS

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                       FOR THE NINE MONTHS ENDED
                                                                                ----------------------------------------
                                                                                     MAY 31,                MAY 31,
                                                                                      2000                    1999
                                                                                ------------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...........................................................      $             59,918    $         2,018,396
  Adjustments to reconcile net income to net cash
    From operating activities:
      Depreciation and amortization....................................                 1,418,927                856,916
      Loss (Gain) on disposal of assets................................                   100,893
      Deferred taxes...................................................                 (350,580)                948,553
      (Increase) decrease in assets:
         Accounts receivable...........................................               (1,286,712)            (5,031,199)
         Costs and estimated gross profit in
         excess of billings on contracts in
         process.......................................................                 1,181,157              1,048,463
         Inventory.....................................................                    35,000                112,500
         Perishable tooling............................................                  (61,410)                129,002
         Prepaid expenses and other current assets.....................                  (79,812)                 52,800
      Increase (decrease) in liabilities:
         Accounts payable..............................................                  (77,182)              1,814,255
         Accrued lease expense.........................................                    14,013                 21,025
         Accrued liabilities...........................................                 (667,730)                544,762
                                                                                ------------------      -----------------

Net cash provided by operating activities..............................      $            286,482    $         2,515,473
                                                                                ------------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment...........................               (1,362,487)            (5,565,768)
  Decrease (increase) in other assets..................................                  (75,000)                     --
  Proceeds from sale of assets.........................................                     8,500                     --
                                                                                ------------------      -----------------

Net cash used in investing activity....................................      $        (1,428,987)    $       (5,565,768)
                                                                                ------------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving credit line..................................                 2,439,070              1,183,467
  Principal(payments)/proceeds from long-term
    Debt...............................................................               (1,393,424)              1,862,622
                                                                                ------------------      -----------------
Net cash used in financing activities..................................      $          1,045,646    $         3,046,089
                                                                                ------------------      -----------------

NET DECREASE IN CASH...................................................      $           (96,859)    $           (4,206)
                                                                                ------------------      -----------------

CASH - Beginning of Period.............................................                   113,183                  4,206
                                                                                ------------------      -----------------

CASH - End of Period...................................................      $             16,324    $                --
                                                                                ==================      =================



                        SEE NOTES TO FINANCIAL STATEMENTS

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2000


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

The results of operations for the three and nine month periods ended May 31, 2000 are not indicative of the results to be expected for the full year.

On November 24, 1999, the Company's Board of Directors declared a five percent common stock dividend, payable on February 1, 2000 to all shareholders of record on December 29, 1999. On February 1, 2000, 160,865 common shares were issued as a stock dividend. All share and per share data presented for the periods ending May 31, 2000 and May 31, 1999 have been adjusted to give effect to the five percent dividend. On November 24, 1999, the Company's Board of Directors granted stock options for 75,000 shares under the 1996 Incentive Stock Option Plan, as amended, and 53,000 shares under the 1998 Key Employee Stock Option Plan.


NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:


                                                                         MAY 31,                  AUGUST 31,
                                                                          2000                       1999
                                                                    ------------------        -----------------
Costs incurred on contracts in process under the
   percentage of completion method.............................. $         17,186,606      $        11,882,615
Estimated gross profit..........................................            1,350,000                3,418,400
                                                                    ------------------        -----------------
        Total...................................................           18,536,606               15,301,015
Less progress payments received and progress
   billings to date.............................................           11,943,572                7,532,371
Plus costs incurred on contracts in process under
   the completed contract method................................               55,553                   61,100
                                                                    ------------------        -----------------
        Costs and estimated gross profit in excess
          of billings on contracts in process................... $          6,648,587      $         7,829,744
                                                                    ==================        =================


Included in estimated gross profit for May 31, 2000 and August 31, 1999 are jobs with losses accrued of $811,516 and $60,912, respectively.

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2000

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:



                                                                                            MAY 31,             AUGUST 31,
                                                                                             2000                  1999
                                                                                     ------------------     ----------------
Lease and leasehold improvements................................................  $          1,293,844   $        1,635,476
Office furniture and fixtures...................................................               194,256              203,514
Machinery and equipment.........................................................            21,752,492           21,781,835
Construction in Process.........................................................               707,799              434,269
Computer equipment and software.................................................             2,070,950            1,923,856
Transportation equipment........................................................               126,365              126,365
                                                                                     ------------------     ----------------
     Total cost.................................................................            26,145,706           26,105,315
Accumulated depreciation and amortization.......................................             8,369,877            8,163,656
                                                                                     ------------------     ----------------
     Net carrying amount........................................................  $         17,775,829   $       17,941,659
                                                                                     ==================     ================


NOTE 4 - LONG-TERM DEBT

The Company's long-term debt, which is subject to certain covenants discussed below, consists of the following:

                                                                                        MAY 31,              AUGUST 31,
                                                                                          2000                  1999
                                                                                   -------------------    -----------------
REVOLVING WORKING CAPITAL CREDIT LINE
    The Revolving Working Capital Credit Line is collateralized by substantially all assets of the Company and provides for borrowing, subject to certain collateral requirements of up to $10.0 million, is due September
    1, 2001, and bears interest, payable monthly as follows:


         London  Interbank  Offered  Rate  ("LIBOR")  plus  2.25% (as of May 31,
         2000,  an  effective  rate of 8.6%).  The LIBOR  interest  rate expires
         August 24, 2000 at which time the  interest  rate will  default to .25%
         below the bank's prime rate or at LIBOR plus 2.25%.....................  $          1,500,000   $              --


         The bank's prime rate less .25% (as of May 31, 2000,  an effective  rate
         of 9.25%)..............................................................             2,971,564           2,032,494

NOTE PAYABLE TO BANK
    The Note Payable to Bank is collateralized by substantially all assets of the Company, is due July 19, 2002, and is payable in monthly principal installments of $54,166.67 plus interest as follows:

         LIBOR plus 2.25% (as of May 31, 2000, an effective  rate of 8.6%).  The
         LIBOR  interest rate expires August 24, 2000 at which time the interest rate will  default to .25% below the bank's prime rate or at LIBOR plus
         2.25%..................................................................             1,000,000                  --


         The bank's prime rate less .25% (as of May 31, 2000, an effective  rate
         of 9.25%)..............................................................               354,167           1,841,667


                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2000


NOTE 4 - LONG-TERM DEBT -- CONTINUED



                                                                                        FEBRUARY 29,           AUGUST 31,
                                                                                           2000                   1999
                                                                                   -------------------    -----------------
NON-REVOLVING EQUIPMENT LINE OF CREDIT
    $3,271,000 equipment line of credit collateralized by specific assets of the
    Company, is due November 1, 2004, and is payable in monthly principal installments of $38,941 plus interest as follows:

         LIBOR plus 2.25% (as of May 31, 2000, an effective  rate of 8.6%).  The
         LIBOR  interest rate expires August 24, 2000 at which time the interest rate will  default to .25% below the bank's prime rate or at LIBOR plus
         2.25%..................................................................            2,000,000                   --

         The bank's prime rate less .25% (as of May 31, 2000, an effective  rate
         of 9.25%), due December 1, 2000........................................              371,196            2,643,782

NOTE PAYABLE TO BANK
The Note Payable to Bank is collateralized by specific assets of the Company, payable in monthly installments of $55,566, plus simple interest of 7.26%, due
December 31, 2003..................................................................         3,111,104            3,611,108

NOTE PAYABLE TO BANK
The Note Payable to Bank is collateralized by specific assets of the Company, payable in monthly installments of $16,666, plus simple interest of 8.04%, due
September 1, 2004..................................................................           866,666            1,000,000

NON-REVOLVING EQUIPMENT LINE OF CREDIT NOTE
$1.0 million  Non-Revolving  Equipment Line of Credit.  The Note Payable to Bank
is  collateralized  by  specific  assets  of the  Company,  payable  in  monthly installments of $16,666 (principal  payments  commencing February 1, 2001), plus
interest at the bank's prime rate less .25% (interest  payments  commencing June                   --                   --
1, 2000), due February 1, 2006.....................................................  ----------------     ----------------




     Total long-term debt.......................................................           12,174,697           11,129,051
     Total current portion......................................................            1,983,964            1,889,415
                                                                                     ----------------     ----------------

     Long-term debt - Net.......................................................  $        10,190,733  $         9,239,636
                                                                                     ================     ================



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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Statement of Operations as a percentage of sales.




                                                                 FOR THE THREE MONTHS               FOR THE NINE
                                                                         ENDED                      MONTHS ENDED
                                                               --------------------------    --------------------------
                                                                MAY 31,        MAY 31,        MAY 31,        MAY 31,
                                                                  2000           1999           2000           1999
                                                               -----------    -----------    -----------    -----------
  SALES....................................................        100.0%         100.0%         100.0%         100.0%
  COST OF SALES............................................         80.4%          69.9%          85.7%          71.2%
                                                               -----------    -----------    -----------    -----------

        GROSS PROFIT.......................................         19.6%          30.1%          14.3%          28.8%

  SELLING AND ADMINISTRATIVE EXPENSE.......................          6.8%           8.5%           9.5%           9.0%
                                                               -----------    -----------    -----------    -----------

        INCOME (LOSS) FROM OPERATIONS......................         12.8%          21.6%           4.8%          19.8%

  OTHER INCOME (EXPENSE)
    INTEREST EXPENSE.......................................        (3.7%)         (0.6%)         (3.7%)         (1.5%)
    OTHER..................................................        (0.6%)           --           (0.5%)           --
    GAIN (LOSS) ON ASSET DISPOSALS.........................         --              --             --             --
                                                               -----------    -----------    -----------    -----------
        TOTAL OTHER EXPENSE - NET..........................        (4.3%)         (0.6%)         (4.2%)         (1.5%)

  INCOME (LOSS) BEFORE TAXES ON INCOME.....................          8.5%          21.0%           0.6%          18.3%

  INCOME TAX EXPENSE (CREDIT)..............................          3.0%           8.5%           0.2%           6.4%
                                                               -----------    -----------    -----------    -----------

              NET INCOME (LOSS)............................          5.5%          12.5%           0.4%          11.9%
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


COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2000 TO THE THREE MONTHS ENDED MAY 31, 1999.

REVENUES - Revenues for the three months ended May 31, 2000 totaled $6.7 million as compared to $6.4 million for the three months ended May 31, 1999, an increase of $0.3 million or 3.6%.

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


COST OF SALES - Cost of sales were $5.4 million or 80.4% of sales for the three months ended May 31, 2000 as compared to $4.5 million or 69.9% of sales for the three months ended May 31, 1999.

The gross margin decrease was largely due to increases in the Company's direct costs expense of $624,000 or 8.0%, as a percent of sales, and $227,000 or 2.6%, as a percent of sales, in manufacturing overhead expense.

The increase in direct cost expense was primarily due to an increase of $619,000 in labor expense for the three months ended May 31, 2000 over the same period last year. The increase in labor was due to the Company incurring more labor hours during the quarter ended May 31, 2000 over the same period last year, necessary to process the Company's contract backlog. Additionally, during the quarter ended May 31, 1999 the Company had direct labor personnel involved in completing the manufacturing expansion and accordingly such labor was capitalized as a part of the expansion. During the quarter ended May 31, 2000, the amount of such capitalized labor was lower in comparison to the previous comparable quarter and resulted in the labor expense increase this quarter.

Manufacturing overhead expense increased from $1,512,000 or 23.5% of sales for the three months ended May 31, 1999 to $1,739,000 or 26.1% of sales for the three months ended May 31, 2000. This change was due to increases in depreciation expense, perishable tooling costs, payroll taxes, and medical insurance premiums.


SELLING & ADMINISTRATIVE EXPENSES - Selling and administrative expenses decreased from approximately $550,000 or 8.5% of sales for the three months ended May 31, 1999 to approximately $458,000 or 6.8% of sales for the three months ended May 31, 2000. This change was due to decreases in legal and professional expenses, State of Michigan Single Business Tax obligations, and liability insurance premium expenses.


INTEREST EXPENSE - Interest expense for the three months ended May 31, 2000 was approximately $249,000 as compared to approximately $35,000 for the same period last year. As a percentage of sales, interest expense increased from 0.5% in the quarter ended May 31, 1999 as compared to 3.7% for the quarter ended May 31, 2000.

The increase in interest expense was a result of the Company capitalizing $190,000 of interest on its construction in process during the quarter ended May 31, 1999.



COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2000 TO THE NINE MONTHS ENDED MAY 31, 1999

REVENUES - Revenues for the nine months ended May 31, 2000 totaled $17.7 million as compared to $17.1 million for the nine months ended May 31, 1999, an increase of $0.6 million or 3.7%.

COST OF SALES - Cost of sales were $15.2 million or 85.7% of sales for the nine months ended May 31, 2000 as compared to $12.2 million or 71.2% of sales for the nine months ended May 31, 1999.

The gross margin decrease was largely due to increases in the Company's direct costs expense of $2,353,000 or 36.4%, as a percent of sales, and $598,000 or 13.3%, as a percent of sales, in manufacturing overhead expense offset by the minor increase in revenue growth during the nine months ended May 31, 2000.

The increase in direct cost expense was primarily due to an increase of $1,795,000 in labor expense for the nine months ended May 31, 2000 over the same period last year. The increase in labor was due to the Company incurring more labor hours during the nine months ended May 31, 2000 over the same period last year. Additionally, during the nine months ended May 31, 1999 the Company had direct labor personnel involved in completing the manufacturing expansion and accordingly, such labor was capitalized as a part of the expansion. During the nine months ended May 31, 2000, the amount of such capitalized labor was lower in comparison to the previous comparable quarters and resulted in the labor expense increase this year.

Direct materials and outside services increased by $557,000 for the nine months ended May 31, 2000 over the same period last year. These increases include outside machining expense, an increase of $750,000, resulting from the Company's product mix during the nine months ended May 31, 2000. This product mix created machining requirements beyond the Company's capacity and resulted in outsourcing some machining requirements. Services purchased increased by $870,000 for the nine months ended May 31, 2000 over the same period last year. These increases were largely due to the increased shipping requirements to and from certain customers (an increase of approximately $355,000) and outside laser services required as a result of the increased prototype dies produced during the nine months of 2000 (an increase of approximately $328,000). Decreases in direct materials of $727,000 for the nine months ended May 31, 2000 as compared to the same period last year was a result of the Company purchasing less castings, steel, hydraulics etc.

Manufacturing overhead expense increased from $4,483,000 or 26.3% of sales for the nine months ended May 31, 1999 to $5,079,000 or 28.7% of sales for the nine months ended May 31, 2000. The largest increase was $246,000 in depreciation expense, as a result of the Company's recent capital expansion program. Other increases included additional perishable tooling expense, machinery repairs and maintenance expenses, medical insurance premiums expenses and payroll tax expenses.


SELLING & ADMINISTRATIVE EXPENSES - Selling and administrative expenses increased from approximately $1,536,508 or 9.0% of sales for the nine months ended May 31, 1999 to approximately $1,691,000 or 9.5% of sales for the nine months ended May 31, 2000. This increase was due to additional State of Michigan Single Business Tax obligations, salaries and wages expenses and legal and professional expenses.


INTEREST EXPENSE - Interest expense for the nine months ended May 31, 2000 was approximately $657,000 as compared to approximately $267,000 for the same period last year. As a percentage of sales, interest expense increased from 1.6% for the nine months ended May 31, 1999 as compared to 3.7% for the nine months ended May 31, 2000.

The increase in interest expense was a result of the Company capitalizing $464,000 of interest on its construction in process during the nine months ended May 31, 1999.


FEDERAL INCOME TAXES
The effective federal income tax rate was 39% for the nine months ended May 31, 2000 as compared to 35% for the same period last year. As of August 31, 1999, the Company had approximately $187,000 of alternative minimum tax credits that do not expire.


LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended May 31, 2000, the Company's cash provided by operating activities was $286,482. The Company invested in additional machinery and equipment of $1,362,487 and increased its long-term debt obligations by $951,097. The Company financed these activities by borrowing $2,439,070 on its revolving bank working capital credit line. The Company believes that the unused portion of the revolving bank working capital credit line and the funds generated from operations will be sufficient to cover anticipated cash needs through fiscal 2000. However, depending on the level of future sales, an expanded credit line may be necessary to finance increases in trade accounts receivable and contracts in process. The Company believes it will be able to obtain such expanded credit line, if required, on generally the same terms as the existing credit line.





















                                      12.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: July 11, 2000


                              Riviera Tool Company


/s/ Kenneth K. Rieth                                   /s/ Peter C. Canepa
--------------------                                   -------------------
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
