Form 10-K405
period 2000-08-31
RIVIERA TOOL CO
filed 2000-11-21
CIK 1018349

                United States Securities and Exchange Commission
                              Washington D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended August 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission file number 001-12673

                              RIVIERA TOOL COMPANY
             (Exact name of registrant as specified in its charter)

                MICHIGAN                                    38-2828870
----------------------------------------         -------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

         5460 EXECUTIVE PARKWAY SE
              GRAND RAPIDS, MI                                  49512
-----------------------------------------        -------------------------------
(Address of principal executive offices)                      (Zip Code)


       Registrant's telephone number, including area code: (616) 698-2100

Securities registered pursuant to Section 12(b) of the Act: Common Stock, no par value

            Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting common stock of the Registrant (based upon the last reported sale of the Common Stock at that date by the American Stock Exchange) held by non-affiliates was $1,283,372 as of November 13, 2000.

The number of shares outstanding of the Registrant's common stock as of November 13, 2000 was 3,379,605 shares of common stock without par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:


                                                                            Part of Form 10-K Into Which Portions
                          Document                                              of Documents are Incorporated
--------------------------------------------------------------          -------------------------------------------
Riviera Tool Company 2000 Annual Report to Shareholders.                             Parts I, II and IV
                                                                                           Part III
Definitive Proxy Statement for the 2000 Annual Meeting of
Shareholders filed with the Securities and Exchange Commission,
November, 2000.

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

                              RIVIERA TOOL COMPANY

                           Annual Report on Form 10-K

                                November 20, 2000

                                TABLE OF CONTENTS

                                     PART I                                 PAGE

Item 1.  Business...........................................................  3
Item 2.  Properties.........................................................  7
Item 3.  Legal Proceedings..................................................  8
Item 4.  Submission of Matters to a Vote of Security Holders................  8


                                     PART II

Item 5.  Market for the Registrant's Common Stock and
         Related Stockholder Matters........................................  8
Item 6.  Selected Financial Data............................................  9
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................  9
Item 8.  Financial Statements and Supplemental Data.........................  9
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.............................  9


                                    PART III

Item 10. Directors and Executive Officers of the Registrant................. 10
Item 11. Executive Compensation............................................. 10
Item 12. Security Ownership of Certain Beneficial Owners and Management..... 10
Item 13. Certain Relationships and Related Transactions..................... 10


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K... 10

         SIGNATURES......................................................... 12

                                     PART I

ITEM 1.      BUSINESS

    GENERAL

    The Company is a designer and manufacturer of large scale, complex stamping die systems used to form sheet metal parts. Most of the stamping die systems sold by the Company are used in the production of automobile and truck body parts such as roofs, hoods, fenders, doors, door frames, structural components and bumpers. The following table sets forth the Company's sales (in millions) and percentage of total sales by major customer in fiscal years 1998, 1999 and 2000.


                                                                      YEAR ENDED AUGUST 31,
--------------------------------------------------------------------------------------------------------------------
                   CUSTOMER                                  1998                 1999                   2000
----------------------------------------------  ---------------------- ---------------------- ----------------------
                                                    AMOUNT       %         AMOUNT       %         AMOUNT       %
                                                ---------------------- ---------------------- ----------------------
DaimlerChrysler AG............................      $ 2.3       10%        $ 5.2       23%        $ 8.6       34%

Suppliers of DaimlerChryslerAG................        1.5        7            .9        4           3.7       15

Ford Motor Company............................        --         *            .1        *            --        *

Suppliers of Ford Motor Co....................        6.0       26           2.6       11           4.7       19

General Motors Corporation....................        5.2       23           5.7       25           2.3        9

Suppliers of General Motors Corporation.......        6.0       27           2.9       13           --         *

Other auto and truck manufacturers
and their suppliers...........................        1.6        7           5.4       24           5.9       23
                                                ---------------------- ---------------------- ----------------------

       Total Sales............................      $22.6      100%        $22.8      100%        $25.2      100%
                                                ====================== ====================== ======================

----------
*      Less than 1.0% of the Company's total sales.



         The Company was originally incorporated in 1967 and was incorporated in its present form in 1988, under the laws of the State of Michigan.

INDUSTRY TRENDS

      The automotive industry continues to evolve towards the early stages of convergence between the OEM's and the supplier base. This trend should result in the OEM's focusing their financial resources on marketing and distribution, rather than manufacturing.

      Other significant trends within the North American automotive industry have had, and are likely to continue to have, an impact on the Company's business. Over the past several years, the industry has required that its tool suppliers utilize advanced computer integrated technology including high-speed machining centers and design computer systems. These investments have required significant capital investment by tooling suppliers including the Company.

      The automotive industry's trend towards shorter product life cycles and introduction of a greater number of vehicle models will create growing demand for the Company's complex tooling systems. In accordance with this trend, DaimlerChrysler AG ("Chrysler"), Ford Motor Company ("Ford") and General Motors Corporation ("General

Motors"), the three largest domestic automobile manufacturers (the "OEMs"), are forming alliances with select suppliers which have the technological capability to successfully perform simultaneous engineering of product and manufacturing processes from concept to completion at the supplier level and utilizing computer data based design, manufacturing and validation processes. Certain OEMs have formed "platform" teams which provide the organizational structure for this simultaneous engineering process, and have included their critical or key suppliers in these teams. This simultaneous engineering concept allows model changes to be implemented more quickly and cost-effectively. By involving the ultimate tool and die manufacturer early in the design process, the OEMs are better able to design-in more cost-effective manufacturing processes, improve product quality, and avoid costly changes downstream.

    The emphasis on designing and manufacturing more fuel-efficient vehicles as the result of federal Corporate Average Fuel Economy regulation has produced many new vehicle designs. In addition, automobile manufacturers are utilizing lightweight, high strength steels and aluminum in new model designs in order to decrease the weight of the vehicle and increase fuel efficiency. Therefore, suppliers will be required to have the ability to work with these types of materials in order to remain competitive. The Company has established experience in manufacturing dies used in the production of structural components made of light-weight, high strength steels and aluminum.

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

PRODUCTS AND SERVICES

    Dies. The Company's dies are used in the high speed production of sheet metal stamped parts and assemblies. Production of such parts is a multiple step process involving a series of dies. Typically, the first die is used to cut the appropriate size metal blank from a sheet or coil of steel. The next die draws the metal blank into its primary shape and subsequent dies are used to bend edges or corners, create flanges, trim off excess metal and pierce assembly holes. A customer usually orders only one series of dies for each separate part. Normally, the dies do not require replacement due to usage because the life of well-maintained dies is sufficient to carry production to the point when styling changes dictate production of new dies. The dies manufactured by the Company generally include automation features, adding to the complexity of design and construction. These automation features facilitate rapid introduction and removal of the work piece or raw material into and out of the die, thereby increasing production speeds and reducing labor cost for part manufacturers.

    Simultaneous Engineering of Product and Process. The OEMs are developing organizational structures involving internal design and engineering personnel as well as supplier representatives which they are using to develop new car models. These organizations are called "Platform" teams. This allows full implementation of simultaneous engineering -- the application of the product engineering and process engineering functions simultaneously and early in the process. The Company utilizes advanced Computer Aided Design/Computer Aided Manufacturing technology to design and manufacture its complex stamping dies. Due to this advanced computer capability, the Company is able to work very closely with its customers and is often assigned to these Platform teams early. Its process engineering input facilitates the teams' goals of introducing new models rapidly and efficiently. The Company has invested significantly to ensure that it utilizes the latest advanced technology and is capable of receiving and working directly from complex mathematical data received from its OEM customers. Management's investment in, and commitment to, advanced technology has solidified its quality reputation with its customers and helped the Company advance to tier one status.

    Prototype Tooling and Parts. With the advent of Platform team and simultaneous engineering methods, the Company has been involved in the design and manufacture of both the prototype tooling, final production tooling and specifying the final production process. Prototype tooling and parts are utilized during the design phase of new models, which the automobile manufacturers use to validate the fit and function of the respective components and assemblies and the repeatability of the respective production processes. The parts manufactured from prototype tools are also often used in crash testing.

    Typically, prototype tools associated with the primary metal forming operations are manufactured from an alloy casting or mild steel and subsequently machined using the mathematical database and related Computer Numerically Controlled ("CNC") programs. After machining, the prototype tools are assembled and tested to validate the integrity and repeatability of the final manufacturing process. The results of the validation process are incorporated into the mathematical database, which will then be used to manufacture the final production tools. After testing the primary forming operations, prototype parts are manufactured using special means such as computerized laser-cutting machines to trim off excess scrap and to incorporate various slots and holes. These parts are then sent to the automobile manufacturers for further testing and evaluation. The results of this testing and evaluation may require the incorporation of additional design and manufacturing process modifications prior to construction of the production tooling.

MANUFACTURING

    Traditionally, the die manufacturing process was comprised of various manual steps performed by craftsmen. After being awarded a contract, the Company would be presented with a wooden model of the part to be produced. From the model, plaster tooling aids were constructed. The plaster tooling aids were then traced and cut into steel. The steel was then ground, usually quite extensively, by hand to fit. Validation was also done by hand, by measuring specific points on the die face and comparing these to the original design blueprints. Today, the design and most of the manufacturing process is computer-driven, which increases accuracy and reduces the time required to produce a set of stamping dies.

    The manufacturing process starts when the Company is assigned to a new Platform team and simultaneous engineering begins. An electronic "model" of the part to be produced is transmitted directly to the Company as a mathematical database. Company engineers use the mathematical database to generate computer-aided die designs and die face cutter path programs. These cutter path programs are used by the toolmakers and machinists to manufacture the inner workings of the tool. Most material is removed and the cutting is done by CNC machine tools, which utilize the computer-generated cutter path programs. Depending on the complexity of the tool, a prototype may be manufactured to prove-out the manufacturing process or to provide actual parts for crash testing and to test fit and function. Finally, after the die is constructed, it is evaluated statistically for process repeatability and dimensional validation on the Company's coordinate measuring machine. During this automated validation process, the tool is statistically compared to the mathematical database. Having the optimum size and quantity of tryout presses is an important aspect of the construction and validation process, and the Company has therefore invested heavily to ensure its capability in this area.

    On average, 10 months elapse from the time the Company is awarded a contract until the final set of dies is shipped to the customer. The OEMs continue to strive to reduce the time required to introduce a new car model. In an attempt to reduce leadtimes, OEMs are relying more heavily on simultaneous engineering and integrating suppliers more closely into the design process. This trend has helped the Company by requiring more direct relationships between the OEMs and its suppliers such as the Company.


QS 9000/TE CERTIFICATION

         The Company, on June 30, 2000, achieved the Tooling and Equipment Supplement ("TE Supplement") QS-9000 and ISO-9000 Quality Standards. The TE Supplement/QS-9000 standard was developed by DaimlerChrysler, Ford, and General Motors to establish a single set of quality requirements for their tooling suppliers. ISO 9000 is an international quality standard for all industries.

         The TE Supplement has become the international standard of all quality systems in the tooling industry, designed to ensure that systems are in place to prevent defects from occurring in the design, manufacturing and validation phases of our processes. The Company, by receiving the TE Supplement/QS-9000 certification, has demonstrated that its quality systems are in place to meet the requirements of our customers.


RAW MATERIALS

    The steel, castings and other components utilized by the Company in the manufacturing process are available from many different sources and the Company is not dependent on any single source. The Company typically purchases its raw materials on a purchase order basis as needed and has generally been able to obtain adequate supplies of raw materials for its operations.

MARKETING AND SALES

    The Company's marketing emphasis is on DaimlerChrysler, Ford, General Motors and BMW and their tier one suppliers. The Company maintains excellent relationships with DaimlerChrysler, Ford, General Motors and BMW which directly accounted for about 43%, in the aggregate, of the Company's revenues in 2000. For the year ended August 31, 2000, DaimlerChrysler, Ford, General Motors and their tier one suppliers accounted for approximately 77% of the Company's revenues.

    With the growing use of simultaneous engineering, the Company's marketing goal is to be assigned early to the new model platforms. As one of only a few technically proficient suppliers assigned to a platform, the Company's opportunity to win business for a new model is greatly enhanced. The Company works to maintain preferred supplier status with its customers to further increase its chances of being assigned to new model platforms.

    Sales efforts are conducted primarily by the Company's Vice President of Sales, President, senior management and project management personnel. Frequent contact is made with domestic and foreign automobile manufacturers and their purchasing agents, Platform managers and tier one suppliers. When the Company has been assigned to a new model Platform Team, the Platform Team manager is contacted to determine those parts and assemblies that will be assigned to various required suppliers. During the design phase, the Company recommends process and design changes to improve the cost and quality of the product. Generally, when the Company is assigned to a Platform Team, orders are obtained directly and without a formal bid process. The Company maintains a comprehensive computer database with historical information regarding dies it has previously manufactured. This assists the Company in quoting prices for dies and enables it to respond to most quotation requests quickly and accurately. If the customer decides to accept the Company's quotation, a purchase order is issued subject to price adjustments for engineering changes requested by the customer. Where no Platform Team is assembled, the Company bids on specific tooling assignments, and bids are awarded on a competitive basis among a group of qualified suppliers.

    For business done with tier one suppliers, the Company's sales process follows a more traditional process. The Company typically receives a package or request for quotation from the tier one supplier and is less involved in the design process of the part to be manufactured. Bids are generally awarded based on technological capability, price, quality, and past performance.

BACKLOG AND SEASONALITY

    The Company's backlog of awarded contracts, of which all are believed to be firm, was approximately $10.6 million and $17.0 million as of August 31, 2000 and 1999, respectively. Of the August 31, 2000 contract backlog, the Company expects all backlog contracts will be reflected in sales during fiscal year ended August 31, 2001. The Company's sales of stamping dies do not follow a seasonal pattern; however, the timing of new model introductions and existing model restyling tooling programs are dependent on DaimlerChrysler, Ford and General Motors and their strategy of accelerating the introduction of new models.

COMPETITION

    Large, complex automotive stamping dies are manufactured primarily by three supplier groups: a) domestic independent tool and die manufacturers, b) foreign independent tool and die manufacturers, and c) captive or in-house tool and die shops owned and operated by the OEMs.

    The independent tool and die manufacturer industry has significant barriers to entry, which can reduce competition in the large-scale die market. These barriers include the highly capital intensive and technically complex requirements of the industry. Additionally attracting and retaining employees skilled in the use of advanced design and manufacturing technology is a multi-year process. Finally, a new competitor would most likely lack much of the credibility and historical customer relationships that take years to develop.

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

EMPLOYEES

    The Company's work force consists of approximately 157 full-time employees, of which approximately 32 are salaried managerial and engineering personnel. The balance are hourly employees engaged in manufacturing and indirect labor support. Included among these hourly workers are approximately 109 skilled tradesmen who are either journeymen tool and die makers or machinists. None of the Company's employees are covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good. The Company has a discretionary contribution 401(K) plan. The Company has no pension liabilities arising from any defined benefit plan.

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

ITEM 2.    PROPERTIES

         The Company's facilities are located in Grand Rapids, Michigan, and consist of approximately 178,000 square feet of space, of which 28,000 square feet is utilized for office, engineering and employee service functions. Constructed in 1989, the facility is leased with a lease term of 20 years. The facility lease provides for annual payments of $934,500 plus an escalation of base rent of 1% for each of the first ten years and 2% for each of the second ten years. The Company has a purchase option on the building at the fair market value beginning in November 1996. The Company believes its facilities are modern, well maintained, adequately insured and suitable for their present and intended uses.

ITEM 3.    LEGAL PROCEEDINGS

         The Company is a plaintiff in Kent County Circuit Case Number 94-2809-CZ together with two individuals asking for recovery of damages, based on fraud, resulting from an investment in and winding up of activities of Leap Technologies, Inc. Durametallic Corporation, one of the defendants, has settled the litigation on July 14, 1999 paying $400,000 with a mutual release. One defendant has filed bankruptcy without answering the Company's Compliant. A judgement of $2,800,000 plus interest and costs has been entered against the final defendant. No allocation of the award among plaintiffs was specified. The judgement has been appealed and waits Court of Appeals action. No claims against the Company are surviving in this action. All such claims have been dismissed without obligations of the Company.


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


                                         FISCAL 1999             FISCAL 2000
                                    -------------------      -------------------
                                      HIGH        LOW         HIGH        LOW
                                      ----        ---         ----        ---
         1st quarter..............  $6.7500     $4.625       $4.750     $3.1250
         2nd quarter..............  $5.9375     $4.625       $4.125     $3.3125
         3rd quarter..............  $5.4375     $4.500       $4.250     $2.6875
         4th quarter..............  $ 4.875     $3.875       $3.750     $ 2.500

         As of October 20, 2000, the Company's common stock was held by 48 registered holders of record and approximately 799 beneficial shareholders.

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

         On November 24, 1999, the Company's Board of Directors declared a five-percent common stock dividend, payable on February 1, 2000, to all shareholders of record on December 29, 1999. On February 1, 2000, an additional 160,865 common shares were issued as a stock dividend.

ITEM 6.    SELECTED FINANCIAL DATA

         Information required by this Item 6 is incorporated by reference to page 23 and 24 of the Company's 2000 Annual Report to Stockholders filed as
Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this Item 7 is incorporated by reference to pages 25 - 27 of the Company's 2000 Annual Report to Stockholders filed as
Exhibit 13 hereto.

ITEM 8.    FINANCIAL STATEMENTS & SUPPLEMENTAL DATA

         The Registrant hereby incorporates the financial statements required by this Item 8 by reference to Item 14(a)(1) hereof, and the supplementary financial information required by this Item 8 by reference to page 28 - 39 of the Company's 2000 Annual Report to Shareholders filed as Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 28, 1999, the Company filed a Form 8-K, Item 4. Changes in Registrant's Certifying Accountant (a) Previous independent accountants. Such filing indicated that on April 22, 1999, the Company

         -  dismissed Plante & Moran LLP as its independent accountant.

         - The reports of Plante & Moran LLP on the financial statements for the fiscal years ended 1997 and 1998, contained no adverse or disclaimer of opinion and were not qualified or modified as to uncertainty, scope or accounting principles.

         - The Company's Audit Committee participated in and recommended the decision to change independent accountants.

         - In connection with its audits for the fiscal years ended 1997 and 1998, and through April 28, 1999, there have been no disagreements with Plante & Moran LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope procedure or any reportable events.

         - During the fiscal years ended 1997 and 1998, and through April 28, 1999, there have been no reportable events (as defined in Regulation S-K Item 304 (a)(1)(v).

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

         - The Company has not consulted with Deloitte & Touche LLP on any matter that was either the subject of a disagreement, as that term is defined in Item 304(a) (1) (iv) of Regulation S-K, or a reportable event, as that term is defined in Item 304(a) (1) (v) of Regulation S-K.


                                    PART III

         The Registrant hereby incorporates the information required by Form 10-K, Items 10-13 by reference to the Registrant's definitive proxy statement for its 2000 annual meeting of shareholders which was filed with the Commission prior to November 20, 2000.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as a part of this report:

1. Financial Statements - The following financial statements and the report of independent auditors set forth on pages 28 - 42 of the Company's 2000 Annual Report to Shareholders filed as Exhibit 13 hereto are incorporated by reference in this Annual Report on Form 10-K.

                           - Balance Sheets as of August 31, 2000 and 1999
                           - Notes to Financial Statements

                           - For each of the three years in the period ended
                             August 31, 2000:
                                    Statements of Common Shareholders' Equity
                                    Statements of Income
                                    Statements of Cash Flows

                           - Reports of Independent Auditors

2. Financial Statement Schedules - No such schedules are included because of the absence of the conditions under which they are required, or because the information called for is included in the financial statements or notes thereto.

3.       Exhibits

           10(q) Amendments number 5, 6, 7 and 8 between Registrant and Old Kent Bank dated October 31, 1998, January 1, 1999, February 27, 1999, and March 31, 1999, respectively (incorporated by reference to Exhibit 10(q) of the Registrant's Form 10K, filed November 18, 1999).

           10(r) First Restated Loan Agreement and $1,000,000 Term Loan Note between Registrant and Old Kent Bank dated August 31, 1999 (incorporated by reference to Exhibit 10(r) of the Registrant's Form 10K, filed November 18, 1999).

           10(s) First Amendment to Loan Documents between Registrant and Old Kent Bank dated June 9, 2000.

           10(t) $1.0 million, Non-Revolving 2000 Equipment Line of Credit between Registrant and Old Kent Bank dated June 9, 2000.

           10(u) Employment Agreement between Registrant and Kenneth K. Rieth dated November 24, 1999.

            13      2000 Annual Report to Shareholders.

            21      Subsidiaries -- None

            27      Financial Data Schedule.

(b).     Reports filed on Form 8-K  -- None.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:   November 20, 2000         RIVIERA TOOL COMPANY

                                   By:  /s/ Kenneth K. Rieth
                                        ----------------------------------------
                                        Kenneth K. Rieth, Principal
                                        Executive Officer

                                        and

                                   By:  /s/ Peter C. Canepa
                                        ----------------------------------------
                                        Peter C. Canepa, Principal Financial and
                                                          Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 20th day of November, 2000, by the following persons on behalf of the Company and in the capacities indicated.

         Each Director of the Company whose signature appears below hereby appoints Kenneth K. Rieth and Peter C. Canepa, and each of them individually, as his attorney-in-fact to sign in his name and on his behalf as a Director of the Company, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.


/s/ Leonard H. Wood                                /s/ Kenneth K. Rieth
---------------------------                        ---------------------------
Leonard H. Wood, Director                          Kenneth K. Rieth, Director

/s/ John C. Kennedy                                /s/ Daniel W. Terpsma
---------------------------                        ---------------------------
John C. Kennedy, Director                          Daniel W. Terpsma, Director

/s/ Thomas H. Highley
---------------------------
Thomas H. Highley, Director


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

Not Applicable.

                                 Exhibit Index
                                 -------------


Exhibit No.                     Description
-----------                     -----------

     10(s) First Amendment to Loan Documents between Registrant and Old Kent Bank dated June 9, 2000.

     10(t) $1.0 million, Non-Revolving 2000 Equipment Line of Credit between Registrant and Old Kent Bank dated June 9, 2000.

     10(u)              Employment Agreement between Registrant and Kenneth K.
                        Rieth dated November 24, 1999.

      13                2000 Annual Report to Shareholders.

      27                Financial Data Schedule.