Form 10-Q
period 2000-11-30
RIVIERA TOOL CO
filed 2001-01-16
CIK 1018349

                     U.S SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                  FORM 10 - Q
                                  ===========



               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



                     For The Quarter Ended November 30, 2000
                       Commission File Number 001 - 12673




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

                               Yes   X    No
                                  -------    -------


The number of Common Shares outstanding at January 15, 2000 was 3,379,609.

                                     PART I
                              FINANCIAL INFORMATION

                                      INDEX
                                                                        Page No.

Item 1.    Financial Statements

           Balance Sheets as of November 30, 2000
           and August 31, 2000........................................      3

           Statements of Operations for the Three Months
           Ended November 30, 2000 and 1999...........................      4

           Statements of Cash Flows for the Three Months
           Ended November 30, 2000 and 1999...........................      5

           Notes to Financial Statements..............................      6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................      9

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk - None.........................................     --


                                  PART II
                             OTHER INFORMATION
                                   INDEX


Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Default Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - The following matters were submitted to a vote of the Company's common shareholders at its annual shareholders meeting on December 20, 2000:

           a. The following directors were elected to serve until the meeting of shareholders in 2003 and until their successors are elected (amounts shown in parentheses represent the number of votes cast for, against or withheld, and abstentions, respectively):

                  (i)      John C. Kennedy   (2,720,911 /  6,443)
                  (ii)     Thomas H. Highley (2,662,886 / 64,468)

                  The following directors of the Company continued until
                  the annual meeting of shareholders in the year indicated parenthetically and until their successors are elected:
                       Leonard H. Wood    (2001)    Daniel W. Terpsma    (2001)
                       Kenneth K. Rieth   (2002)

           b. Ratification of Selection of Independent Auditors-(amounts shown in parentheses represent the number of votes cast for, against or withheld, and abstentions, respectively):
                  (2,711,139 / 15,690 / 525)

Item 5.    Other Information - None
Item 6.    Exhibits and Reports on Form 8 - K.
    6(a)   Exhibits - None
    6(b)   Reports on Form 8-K - None.
Exhibit 27    Financial Data Schedule

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                                                         NOVEMBER 30,             AUGUST 31,
                                  ASSETS                                                    2000                     2000
                                  ------                                             --------------------    --------------------
CURRENT ASSETS                                                               NOTE        (UNAUDITED)
--------------                                                               ----    --------------------    --------------------
  Cash....................................................................            $           33,134      $          113,699
  Accounts receivable.....................................................                     6,535,585               7,052,169
  Costs and estimated gross profit in excess
      of  billings on contracts in process................................     2               7,532,968               8,564,651
  Inventories.............................................................                       306,675                 306,675
  Federal income tax refundable...........................................                       673,897                 673,897
  Prepaid expenses and other current assets...............................                       181,633                 170,170
                                                                                         ----------------        ----------------
            Total current assets..........................................                    15,263,892              16,881,261

PROPERTY, PLANT AND EQUIPMENT, NET........................................     3              17,219,472              17,445,289
PERISHABLE TOOLING........................................................                       588,088                 538,743
OTHER ASSETS..............................................................                       210,770                 210,770
                                                                                         ----------------        ----------------

            Total assets..................................................            $       33,282,222      $       35,076,063
                                                                                         ================        ================
                             LIABILITIES AND
                           STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt.......................................     4      $        1,983,964      $        1,983,964
  Accounts payable........................................................                       815,138               1,410,834
  Accrued liabilities.....................................................                       355,852                 434,689
                                                                                         ----------------        ----------------
            Total Current liabilities.....................................                     3,154,954               3,829,487

LONG-TERM DEBT............................................................     4               9,687,005              10,303,197
DEFERRED TAX LIABILITY....................................................                     1,366,742               1,538,000
ACCRUED LEASE EXPENSE.....................................................                       690,343                 689,758
                                                                                         ----------------        ----------------
            Total liabilities.............................................                    14,899,044              16,360,442
                                                                                         ----------------        ----------------

PREFERRED STOCK - no par value,
  $100 mandatory redemption value:
       Authorized - 5,000 shares
       Issued and outstanding - no shares.................................                            --                      --

STOCKHOLDERS' EQUITY:
Preferred stock - no par value,
     Authorized - 200,000 shares
     Issued and outstanding - no shares...................................                            --                      --
  Common stock - No par value:
     Authorized - 9,785,575 shares                                             1
     Issued and outstanding - 3,379,609 shares at
     November 30, 2000 and August 31, 2000................................                    15,115,466              15,115,466
  Retained earnings.......................................................     1               3,267,712               3,600,155
                                                                                         ----------------        ----------------
            Total stockholders' equity....................................                    18,383,178              18,715,621
                                                                                         ----------------        ----------------
            Total liabilities and stockholders'
              equity......................................................            $       33,282,222     $        35,076,063
                                                                                         ================        ================

                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                               FOR THE THREE MONTHS ENDED
                                                                                       NOVEMBER 30
                                                                            -------------------------------------
                                                                                 2000                 1999
                                                                            ----------------     ----------------
SALES..................................................................    $      4,591,897      $     5,855,021
COST OF SALES..........................................................           4,326,424            4,658,033
                                                                           ----------------      ---------------

      GROSS PROFIT.....................................................             265,473            1,196,988

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES............................................             528,303              454,489
                                                                           ----------------      ---------------

      (LOSS)/INCOME FROM OPERATIONS....................................            (262,830)             742,499

OTHER (EXPENSE)
   INTEREST EXPENSE....................................................            (240,689)            (205,809)
   OTHER EXPENSE.......................................................                (182)                  --
                                                                           ----------------      ---------------
      TOTAL OTHER EXPENSE..............................................            (240,871)            (205,809)

(LOSS)/INCOME BEFORE TAXES ON INCOME...................................            (503,701)             536,690
                                                                           ----------------      ---------------

INCOME TAX (BENEFIT)/ EXPENSE..........................................            (171,258)             182,475
                                                                           ----------------      ---------------

NET (LOSS)/ INCOME AVAILABLE FOR COMMON
    SHARES.............................................................    $       (332,443)     $       354,215
                                                                           ================      ===============

BASIC (LOSS)/ EARNINGS PER COMMON SHARE................................    $           (.10)     $           .10
                                                                           ================      ===============

BASIC COMMON SHARES OUTSTANDING........................................           3,379,609            3,379,609
                                                                           ================      ===============

DILUTED (LOSS) / EARNINGS PER COMMON SHARE.............................    $           (.10)     $           .10
                                                                           ================      ===============

DILUTED COMMON SHARES OUTSTANDING......................................           3,379,609            3,379,609
                                                                           ================      ===============










                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)




                                                                                      FOR THE THREE MONTHS ENDED
                                                                                             NOVEMBER 30,
                                                                                -----------------------------------------
                                                                                      2000                    1999
                                                                                ------------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)....................................................         $        (332,443)      $        354,215
  Adjustments to reconcile net income to net cash
    from operating activities:
      Depreciation and amortization....................................                   476,212                472,766
      Deferred taxes...................................................                  (171,258)               182,475
      (Increase) decrease in assets:
         Accounts receivable...........................................                   516,584                588,646
         Costs and estimated gross profit in
         excess of billings on contracts in
         process.......................................................                 1,031,683                 59,626
         Perishable tooling............................................                   (49,345)               (32,256)
         Prepaid expenses and other current assets.....................                   (11,463)              (128,627)
      Increase (decrease) in liabilities:
         Accounts payable..............................................                  (595,696)              (131,727)
         Accrued lease expense.........................................                       585                  4,671
         Accrued liabilities...........................................                   (78,837)              (489,704)
                                                                                -----------------       ----------------

Net cash provided by operating activities..............................         $         786,022       $        880,085
                                                                                -----------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment...........................                  (250,395)              (418,422)
                                                                                -----------------       ----------------

Net cash used in investing activity....................................         $        (250,395)      $       (418,422)
                                                                                -----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on revolving credit line..........................                  (120,202)               (30,710)
  Principal payments on long-term debt.................................                  (495,990)              (383,229)
                                                                                -----------------       ----------------

Net cash used in financing activities..................................         $        (616,192)      $       (413,939)
                                                                                -----------------       ----------------

NET INCREASE/(DECREASE) IN CASH........................................         $         (80,565)      $         47,724
                                                                                -----------------       ----------------

CASH - Beginning of Period.............................................                   113,699                113,183
                                                                                -----------------       ----------------

CASH - End of Period...................................................         $          33,134       $        160,907
                                                                                =================       ================



                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000


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

In the opinion of management, the Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly such information in accordance with generally accepted accounting principles. These Financial Statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K dated November 20, 2000, for the fiscal year ended August 31, 2000.

The results of operations for the three-month period ended November 30, 2000 is not indicative of the results to be expected for the full year.


NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:

                                                                                   NOVEMBER 30,              AUGUST 31,
                                                                                      2000                      2000
                                                                                ------------------        -----------------
Costs incurred on contracts in process under the
   percentage of completion method.....................................      $         13,145,166      $        19,549,230
Estimated gross profit.................................................                   274,515                1,150,000
                                                                                ------------------        -----------------
        Total..........................................................                13,419,681               20,699,230
Less progress payments received and progress
   billings to date....................................................                 5,886,713               12,173,130
Plus costs incurred on contracts in process under
   the completed contract method.......................................                        --                   38,550
                                                                                ------------------        -----------------
        Costs and estimated gross profit in excess
          of billings on contracts in process..........................      $          7,532,968      $         8,564,650
                                                                                ==================        =================

Included in estimated gross profit for August 31, 2000 and November 30, 2000 are jobs with losses accrued of $1,407,405 and $1,019,783, respectively.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

                                                                                       NOVEMBER 30,           AUGUST 31,
                                                                                           2000                  2000
                                                                                     ------------------     ----------------
Lease and leasehold improvements................................................  $          1,418,284   $        1,293,845
Office furniture and fixtures...................................................               194,256              194,256
Machinery and equipment.........................................................            22,504,420           22,468,979
Construction in Process.........................................................               199,926              110,349
Computer equipment and software.................................................             2,083,450            2,082,512
Transportation equipment........................................................               126,365              126,365
                                                                                     ------------------     ----------------
     Total cost.................................................................            26,526,701           26,276,306
Accumulated depreciation and amortization.......................................             9,307,229            8,831,017
                                                                                     ------------------     ----------------
     Net carrying amount........................................................  $         17,219,472   $       17,445,289
                                                                                     ==================     ================

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE 4 - LONG-TERM DEBT

The Company's long-term debt, which is subject to certain covenants discussed below, consists of the following:

                                                                                       NOVEMBER 30,           AUGUST 31,
                                                                                          2000                  2000
                                                                                    ------------------    -----------------
REVOLVING WORKING CAPITAL CREDIT LINE

The revolving working capital credit line is collateralized by substantially all assets of the Company and provides for borrowing, subject to certain collateral requirements of up to $10.0 million. The agreement requires a commitment fee of
 .25% per annum on the average daily unused portion of the revolving credit line.
The credit line is due September 1, 2001, and bears interest, payable monthly, at either London Interbank Offered Rate ("LIBOR") plus 2.25% or at .25% below the bank's prime rate, at the election of the Company, as follows:

-    LIBOR plus 2.25%............................................................ $                --  $         1,500,000

-    The bank's prime rate less .25% (as of November 30, 2000,  an effective
     rate of 9.25%)..............................................................           4,959,817            3,580,019

NOTES PAYABLE TO BANK

Note payable to bank, collateralized by substantially all assets of the Company, is due July 19, 2002, and is payable in monthly installments of $54,167 plus interest, payable monthly, at either LIBOR plus 2.25% or at .25% below the bank's prime rate, at the election of the Company, as follows:

-    LIBOR plus 2.25%............................................................                  --            1,025,000

-    The bank's prime rate less .25% (as of November 30, 2000,  an effective
     rate of 9.25%)..............................................................           1,029,166              166,667


Note payable to bank,  collateralized by specific assets of the Company, payable in monthly installments of $55,556,  plus simple interest of 7.26%, due December
31, 2003.........................................................................           2,777,768            2,944,436

Note payable to bank,  collateralized by specific assets of the Company, payable in monthly  installments of $16,666 plus simple interest of 8.04%, due September
1, 2004..........................................................................             766,667              816,666

NON-REVOLVING EQUIPMENT LINE OF CREDIT

$3,271,000 equipment line of credit is collateralized by specific assets of the Company, is due November 1, 2004, and is payable in monthly installments of $38,941 plus interest as follows:

-    LIBOR plus 2.25%............................................................                  --            2,135,000

-    The bank's prime rate less .25% (as of November 30, 2000,  an effective
     rate of 9.25%)..............................................................           2,137,551              119,373
                                                                                    ------------------    -----------------
           Total long-term debt..................................................          11,670,969           12,287,161
           Less current portion..................................................           1,983,964            1,983,964
                                                                                    ------------------    -----------------
           Long-term debt-- Net.................................................. $         9,687,005  $        10,303,197
                                                                                    ==================    =================

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000


NOTE 4 -- LONG-TERM DEBT-CONTINUED


The debt agreements require the Company to maintain certain ratios/levels of tangible net worth, working capital, liabilities to tangible net worth, earnings before interest, taxes, depreciation and amortization to debt service and prohibit the payment of common stock cash dividends. The Company was not in compliance with the earnings before interest, taxes, depreciation and amortization to debt service ratio as of November 30, 2000. The Company anticipates that their lender will waive such covenant violation until December 1, 2001. The Company was in compliance with all other covenants.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Statement of Operations as a percentage of sales.

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                            NOVEMBER 30
                                                                                    -----------------------------
                                                                                       2000              1999
                                                                                    ------------      -----------
       SALES...................................................................          100.0%           100.0%
       COST OF SALES...........................................................           94.2%            79.5%
                                                                                    ------------      -----------

                    GROSS PROFIT...............................................            5.8%            20.5%

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.............................           11.5%             7.8%
                                                                                    ------------      -----------

                     (LOSS) / INCOME FROM OPERATIONS...........................          (5.7%)            12.7%

       INTEREST (EXPENSE)
         INTEREST EXPENSE......................................................          (5.2%)           (3.5%)
                                                                                    ------------      -----------
                TOTAL INTEREST EXPENSE ........................................          (5.2%)           (3.5%)

       (LOSS) / INCOME BEFORE TAXES ON INCOME..................................         (10.9%)             9.2%

       INCOME TAXES(BENEFIT)/EXPENSE...........................................          (3.7%)             3.1%
                                                                                    ------------      -----------

                   NET (LOSS)/INCOME...........................................          (7.2%)             6.1%
                                                                                    ============      ===========

THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," BELIEVE," "ANTICIPATE," "UNDERSTANDING," OR "CONTINUE," THE NEGATIVE OR OTHER VARIATION THEREOF, OR COMPARABLE TERMINOLOGY, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING UPON A VARIETY OF FACTORS, INCLUDING CONTINUED MARKET DEMAND FOR THE TYPES OF PRODUCTS AND SERVICES PRODUCED AND SOLD BY THE COMPANY.


COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2000 TO THE THREE MONTHS ENDED NOVEMBER 30, 1999.

REVENUES - Revenues for the three months ended November 30, 2000 totaled $4.6 million as compared to $5.9 million for the three months ended November 30, 1999, a decrease of $1.3 million or 21%. This decrease has been a result of the Company not securing additional contracts during the recent six-month period. Although the Company has been involved in significant contract quoting activity during this period, its customers have been tentative in releasing such contracts to tooling manufacturers. This has negatively impacted both the Company and the tooling industry as a whole. It is the Company's belief that based upon this quoting activity that the release of orders is imminent, however such delays could continue as the OEM's focus on the recent decline in unit sales as well as the effects of global mergers during the past year. The Company believes that the OEM's are reviewing their various product platforms and plans, on a global basis, in order to maximize and streamline model offerings within their global platforms. As a result of these market conditions, the Company has instituted specific cost containment measures during the first quarter. These containments include direct labor layoffs of approximately 35 employees, a 20% pay-cut for all salaried employees and a 10% pay-cut for all hourly employees. The Company anticipates this decline in contract releases will also negatively effect the Company's financial results at least through the second quarter of 2001.


COST OF SALES - Cost of sales was $4.3 million or 94% of sales for the three months ended November 30, 2000 as compared to $4.7 million or 80% of sales for the three months ended November 30, 1999. The decrease in gross margin was largely due to the decrease in revenue as well as an increase in manufacturing overhead expenses.

Direct costs expense decreased from $2.7 million in 1999 to $2.2 million in 2000, however as a percent of sales it increased from 46.0% to 47.6%. Direct labor expense was $1.3 million in 2000 as compared to $1.4 million in 1999, however as a percent of sales, direct labor increased from 24.7% in 1999 to 27.8% in 2000. Direct labor hours decreased by 9.0% in the first quarter of 2000 as compared to the same period last year. Direct material increased by $115,000, while other decreases included outside machining of $125,915, services purchased expense of $227,186 and outside patterns services expense of $90,267.

Engineering expense decreased from $415,000 for the three months ended November 30, 1999 to $343,000 for the same period this year, however as a percent of sales engineering expense increased from 7.1% to 7.5% as a result of the decrease in revenues in the first quarter ended November 30, 2000. The largest decrease in engineering expense was in engineering salaries which decreased by $54,000 as the result of the Company implementing cost containment programs.

Manufacturing overhead expense increased from $1,550,000 or 26.5% of sales for the three months ended November 30, 1999 to $1,795,000 or 39.1% of sales for the three months ended November 30, 2000. The largest increase in the first three months of 2000 as compared to 1999 was the increase of $98,500 in supervision salaries. Other increases included $53,400 in perishable tooling, $37,000 in building rent, $26,500 in machinery repairs expense, $19,000 in property tax expense and $12,800 in medical insurance expense.


SELLING & ADMINISTRATIVE EXPENSES - Selling and administrative expenses increased from $454,000 or 7.8% of sales for the three months ended November 30, 1999 to $528,000 or 11.5% of sales for the three months ended November 30, 2000. This increase was largely due to increases of $34,000 in legal and professional fees and $55,000 in public company costs. These increases were a result of the Company expensing such costs in the second quarter of last year as compared to the first quarter this year.


INTEREST EXPENSE - Interest expense for the three months ended November 30, 2000 was approximately $241,000 as compared to approximately $205,000 for the three months ended November 30, 1999. As a percentage of sales, interest expense increased from 3.5% in the quarter ended November 30, 1999 as compared to 5.2% for the quarter ended November 30, 2000.


FEDERAL INCOME TAXES

The effective federal income tax rate was 34% for the three months ended November 30, 1999 and 2000. As of August 31, 2000, the Company had approximately $542,000 of a net operating loss carryforward which will expire in fiscal 2020, if unused, as well as $155,000 of alternative minimum tax credits that do not expire.


LIQUIDITY AND CAPITAL RESOURCES
During the three months ended November 30, 2000, the Company's cash from operating activities was $786,022. From investing activities, the Company acquired additional machinery and equipment of $250,395. From financing activities, the Company used $495,990 to reduce long-term debt and $120,202 to reduce its revolving working capital credit line. The Company believes that the unused portion of the revolving bank working capital credit line and the funds generated from operations will be sufficient to cover anticipated cash needs through fiscal 2001. However, depending on the level of future sales, an expanded credit line may be necessary to finance increases in trade accounts receivable and contracts in process. The Company believes it will be able to obtain such expanded credit line, if required, on generally the same terms as the existing credit line.


                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: January 15, 2001


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