Form 10-Q
period 2001-02-28
RIVIERA TOOL CO
filed 2001-04-16
CIK 1018349

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10 - Q
                                   -----------



               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



                     For The Quarter Ended February 28, 2001
                       Commission File Number 001 - 12673




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


The number of Common Shares outstanding at April 16, 2001 was 3,379,609.

                                     PART I
                              FINANCIAL INFORMATION

                                      INDEX

                                                                                                                  Page
                                                                                                                   No.
Item 1.        Financial Statements

               Balance Sheets as of February 28, 2001 and August 31, 2000......................................     3

               Statements of Operations for the Three Months and Six Months Ended February 28,2001 and
               February 29,2000................................................................................     4

               Statements of Cash Flows for the Six Months Ended February 28, 2001 and February 29, 2000.......     5

               Notes to Financial Statements...................................................................     6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations...........     8

Item 3.        Quantitative and Qualitative Disclosures about Market Risk -
               None


                                                     PART II
                                                OTHER INFORMATION
                                                      INDEX


Item 1.        Legal Proceedings - The Company is involved in legal proceedings which are ordinary or routine to its operations. In the opinion of management, no existing proceedings would have a significant effect on the financial condition, results of operations and Cash Flows of the Company if determined against the Company.

Item 2.        Changes in Securities - None.

Item 3.        Default Upon Senior Securities - None

Item 4.        Submission of Matters to a Vote of Security Holders - None

Item 5.        Other Information - None

Item 6.        Exhibits and Reports on Form 8 - K.
   6(a)        Exhibits - None
   6(b)        Reports on Form 8-K - None

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                 BALANCE SHEETS


                                                                                    FEBRUARY 28,             AUGUST 31,
                               ASSETS                                                   2001                    2000
                               ------                                           --------------------    --------------------
CURRENT ASSETS                                                          NOTE        (UNAUDITED)              (AUDITED)
--------------                                                                  --------------------    --------------------
  Cash...............................................................           $            21,766     $           113,699
  Accounts receivable................................................                     1,956,823               7,052,169
  Costs and estimated gross profit in excess
   of  billings on contracts in process..............................    2                8,916,759               8,564,651
  Inventories........................................................                       306,675                 306,675
  Federal income tax refundable......................................                            --                 673,897
  Prepaid expenses and other current assets..........................                       120,783                 170,170
                                                                                   -----------------       -----------------
      Total current assets...........................................                    11,322,806              16,881,261

PROPERTY, PLANT AND EQUIPMENT, NET...................................    3               16,957,275              17,445,289
PERISHABLE TOOLING...................................................                       568,333                 538,743
OTHER ASSETS.........................................................                       210,770                 210,770
                                                                                   -----------------       -----------------

      Total assets...................................................           $        29,059,184     $        35,076,063
                                                                                   =================       =================

                           LIABILITIES AND
                        STOCKHOLDERS' EQUITY
                        --------------------
CURRENT LIABILITIES
-------------------
  Current portion of long-term debt..................................    4      $         1,983,964     $         1,983,964
  Accounts payable...................................................                       576,742               1,410,834
  Accrued liabilities................................................                       444,995                 434,689
                                                                                   -----------------       -----------------
      Total Current liabilities......................................                     3,005,701               3,829,487

LONG-TERM DEBT.......................................................    4                7,495,434              10,303,197
DEFERRED TAX LIABILITY...............................................                       726,590               1,538,000
ACCRUED LEASE EXPENSE................................................                       690,926                 689,758
                                                                                   -----------------       -----------------
      Total liabilities..............................................                    11,918,651              16,360,442
                                                                                   -----------------       -----------------

PREFERRED STOCK - no par value, $100 mandatory redemption value:
    Authorized - 5,000 shares
    Issued and outstanding - None....................................                            --                      --

STOCKHOLDERS' EQUITY:
Preferred Stock - no par value,
   Authorized - 200,000 shares
   Issued and outstanding - None.....................................                            --                      --
Common stock - No par value:
   Authorized - 9,785,575 shares                                         1
   Issued and outstanding - 3,379,609 shares at
   February 28, 2001 and August 31, 2000.............................                    15,115,466              15,115,466
  Retained earnings..................................................    1                2,025,067               3,600,155
                                                                                   -----------------       -----------------
      Total stockholders' equity.....................................                    17,140,533              18,715,621
                                                                                   -----------------       -----------------
      Total liabilities and stockholders' equity.....................           $        29,059,184     $        35,076,063
                                                                                   =================       =================


                        SEE NOTES TO FINANCIAL STATEMENTS

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS
                                                                                                                 ENDED
                                                              -------------------------------       -------------------------------
                                                              FEBRUARY 28,       FEBRUARY 29,       FEBRUARY 28,       FEBRUARY 29,
                                                                  2001               2000               2001               2000
                                                              ------------       ------------       ------------       ------------
SALES .................................................     $   2,386,136      $   5,175,600      $   6,978,033      $   11,030,621
COST OF SALES .........................................         3,732,166          5,148,571          8,058,590           9,806,604
                                                              -----------        -----------        -----------        ------------

      GROSS (LOSS)/INCOME..............................        (1,346,030)            27,029         (1,080,557)          1,224,017

SELLING AND ADMINISTRATIVE EXPENSES ...................           321,445            778,445            849,748           1,232,934
                                                              -----------        -----------        -----------        ------------

      LOSS FROM OPERATIONS ............................        (1,667,475)          (751,416)        (1,930,305)             (8,917)

OTHER INCOME (EXPENSE)
   INTEREST EXPENSE ...................................          (215,407)          (203,479)          (456,096)           (408,086)
   OTHER EXPENSE ......................................                83               --                  (98)               --
   GAIN (LOSS) ON ASSET DISPOSALS .....................              --              (50,691)              --               (51,893)
                                                              -----------        -----------        -----------        ------------
      TOTAL OTHER EXPENSE - NET .......................          (215,324)          (254,170)          (456,194)           (457,979)

LOSS BEFORE TAXES ON INCOME ...........................        (1,882,799)        (1,005,586)        (2,386,499)           (468,896)
                                                              -----------        -----------        -----------        ------------

INCOME TAX CREDIT .....................................          (640,152)          (341,899)          (811,410)           (159,425)
                                                              -----------        -----------        -----------        ------------

NET LOSS AVAILABLE FOR COMMON
    SHARES ............................................     $  (1,242,647)     $    (663,687)     $  (1,575,089)     $     (309,471)
                                                              ===========        ===========        ===========        ============

BASIC AND DILUTED LOSS PER COMMON SHARE ...............     $        (.37)     $        (.20)     $       (.47)      $         (.09)
                                                              ===========        ===========        ===========        ============

BASIC AND DILUTED COMMON SHARES OUTSTANDING ...........         3,379,609          3,379,609          3,379,609           3,379,609
                                                              ===========        ===========        ===========        ============


                        SEE NOTES TO FINANCIAL STATEMENTS

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        FOR THE SIX MONTHS ENDED
                                                                                ----------------------------------------
                                                                                   FEBRUARY 28,            FEBRUARY 29,
                                                                                       2001                    2000
                                                                                ------------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss.............................................................       $        (1,575,089)    $         (309,471)
  Adjustments to reconcile net income(loss)to net cash
    from operating activities:
      Depreciation and amortization....................................                   952,424                945,854
      Loss on disposal of assets.......................................                        --                 50,940
      Deferred taxes...................................................                  (811,410)              (548,597)
      (Increase) decrease in assets:
         Accounts receivable...........................................                 5,095,346               (435,468)
         Federal income tax receivable.................................                   673,897
         Costs and estimated gross profit in
         excess of billings on contracts in
         process.......................................................                  (352,108)               596,162
         Inventory.....................................................                        --                 20,000
         Perishable tooling............................................                   (29,590)               (30,392)
         Prepaid expenses and other current assets.....................                    49,387               (162,378)
      Increase (decrease) in liabilities:
         Accounts payable..............................................                  (834,093)              (217,058)
         Accrued lease expense.........................................                     1,168                  9,343
         Accrued liabilities...........................................                   (10,306)              (411,821)
                                                                                ------------------      -----------------

Net Cash provided by(used in)operating activities......................       $         3,180,238     $         (492,886)
                                                                                ------------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in other assets.............................................                        --                (75,000)
  Additions to property, plant and equipment...........................                  (464,408)              (869,083)
                                                                                ------------------      -----------------

Net cash used in investing activity....................................       $          (464,408)    $         (944,083)
                                                                                ------------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds/(payments) from revolving credit line.......................                (1,854,722)             2,229,300
  Principal payments on long-term debt.................................                  (953,041)              (897,432)
                                                                                ------------------      -----------------
Net cash (used in) provided by
 financing activities..................................................       $        (2,807,763)    $        1,331,868
                                                                                ------------------      -----------------

NET DECREASE IN CASH...................................................       $           (91,933)    $         (105,001)
                                                                                ------------------      -----------------

CASH - Beginning of Period.............................................                   113,699                113,183
                                                                                ------------------      -----------------

CASH - End of Period...................................................       $            21,766     $            8,082
                                                                                ==================      =================



                        SEE NOTES TO FINANCIAL STATEMENTS

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001


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

The results of operations for the three and six month periods ended February 28, 2001 are not indicative of the results to be expected for the full year.


NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:

                                                                                   FEBRUARY 28,               AUGUST 31,
                                                                                       2001                     2000
                                                                                ------------------        -----------------
Costs incurred on contracts in process under the
   percentage of completion method.....................................       $        15,174,935       $       19,549,230
Estimated gross profit/(loss)..........................................                  (107,437)               1,150,000
                                                                                ------------------        -----------------
        Total..........................................................                15,067,498               20,699,230
Less progress payments received and progress
   billings to date....................................................               (6,150,739)               12,173,130
Plus costs incurred on contracts in process under
   the completed contract method.......................................                        --                   38,550
                                                                                ------------------        -----------------
        Costs and estimated gross profit in excess
          of billings on contracts in process..........................       $         8,916,759       $        8,564,650
                                                                                ==================        =================

Included in estimated gross profit for February 28, 2001 and August 31, 2000 are jobs with losses accrued of $1,278,425 and $1,407,405, respectively.


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                                                       FEBRUARY 28,           AUGUST 31,
                                                                                           2001                  2000
                                                                                     ------------------     ----------------
Lease and leasehold improvements................................................  $          1,415,785   $        1,293,845
Office furniture and fixtures...................................................               194,256              194,256
Machinery and equipment.........................................................            22,537,592           22,468,979
Construction in Process.........................................................               325,681              110,349
Computer equipment and software.................................................             2,141,034            2,082,512
Transportation equipment........................................................               126,365              126,365
                                                                                     ------------------     ----------------
     Total cost.................................................................            26,740,713           26,276,306
Accumulated depreciation and amortization.......................................            (9,783,438)          (8,831,017)
                                                                                     ------------------     ----------------
     Net carrying amount........................................................  $         16,957,275   $       17,445,289
                                                                                     ==================     ================

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001


NOTE 4 - LONG-TERM DEBT

The Company's long-term debt, which is subject to certain covenants discussed below, consists of the following:

                                                                                      FEBRUARY 28,           AUGUST 31,
                                                                                          2001                  2000
                                                                                    ------------------    -----------------
REVOLVING WORKING CAPITAL CREDIT LINE
-------------------------------------

The revolving working capital credit line is collateralized by substantially all assets of the Company and provides for borrowing, subject to certain collateral requirements of up to $10.0 million. The agreement requires a commitment fee of
 .25% per annum on the average daily unused portion of the revolving credit line.
The credit line is due September 1, 2001, and bears interest, payable monthly, at either London Interbank Offered Rate ("LIBOR") plus 2.25% or at .25% below the bank's prime rate, at the election of the Company, as follows:

-        LIBOR plus 2.25%.......................................................   $               --   $        1,500,000

-        The bank's prime rate less .25% (as of February 28, 2001,
         an effective rate of 8.25%)............................................            3,225,297            3,580,019

NOTES PAYABLE TO BANK
---------------------

Note payable to bank, collateralized by substantially all assets of the Company, is due July 19, 2002, and is payable in monthly installments of $54,167 plus interest, payable monthly, at either LIBOR plus 2.25% or at .25% below the bank's prime rate, at the election of the Company, as follows:

-        LIBOR plus 2.25%.......................................................                   --            1,025,000

-        The bank's prime rate less .25% (as of February 28, 2001,
         an effective rate of 8.25%)............................................              866,667              166,667


Note payable to bank,  collateralized by specific assets of the Company, payable            2,611,100
in monthly installments of $55,556,  plus simple interest of 7.26%, due December
31, 2003........................................................................                                 2,944,436

Note payable to bank,  collateralized by specific assets of the Company, payable              716,667
in monthly  installments of $16,666 plus simple interest of 8.04%, due September
1, 2004.........................................................................                                   816,666

NON-REVOLVING EQUIPMENT LINE OF CREDIT
--------------------------------------

$3,271,000 equipment line of credit is collateralized by specific assets of the Company, is due November 1, 2004, and is payable in monthly installments of $38,941 plus interest as follows:

-        LIBOR plus 2.25%.......................................................                   --            2,135,000

-        The bank's prime rate less .25% (as of February 28, 2001,  an effective
         rate of 8.25%).........................................................            2,059,667              119,373
                                                                                    ------------------    -----------------

           Total long-term debt.................................................            9,479,398           12,287,161
           Less current portion.................................................            1,983,964            1,983,964
                                                                                    ------------------    -----------------
           Long-term debt-- Net.................................................  $         7,495,434   $       10,303,197
                                                                                    ==================    =================

The debt agreements require the Company to maintain certain ratios/levels of tangible net worth, working capital, liabilities to tangible net worth, earnings before interest, taxes, depreciation and amortization to debt service and prohibit the payment of common stock cash dividends. The Company was not in compliance with the earnings before interest, taxes, depreciation and amortization to debt service ratio and the working capital as of February 28, 2001. On April 9, 2001, the Company's lender agreed to waive the earnings before interest, taxes, depreciation and amortization to debt service ratio covenant violation for a period of not less than twelve months. The Company anticipates that their lender will waive the working capital covenant violation until March 1, 2002.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Statement of Operations as a percentage of sales.

                                                                      FOR THE THREE                 FOR THE SIX
                                                                       MONTHS ENDED                 MONTHS ENDED
                                                               --------------------------    --------------------------
                                                                FEB. 28,       FEB. 29,       FEB. 28,       FEB. 29,
                                                                  2001           2000           2001           2000
                                                               -----------    -----------    -----------    -----------

  SALES....................................................        100.0%         100.0%         100.0%         100.0%
  COST OF SALES............................................        156.4%          99.5%         115.5%          88.9%
                                                               -----------    -----------    -----------    -----------

        GROSS LOSS.........................................       (56.4%)           0.5%        (15.5%)          11.1%

  SELLING AND ADMINISTRATIVE EXPENSE.......................         13.5%          15.0%          12.2%          11.2%
                                                               -----------    -----------    -----------    -----------

        LOSS FROM OPERATIONS...............................       (69.9%)        (14.5%)        (27.7%)         (0.1%)

  OTHER INCOME (EXPENSE)
    INTEREST EXPENSE.......................................        (9.0%)         (3.9%)         (6.5%)         (3.7%)
    OTHER..................................................        --             --             --             --
    LOSS ON ASSET DISPOSALS................................        --              (1.0%)        --              (0.5%)
                                                               -----------    -----------    -----------    -----------
        TOTAL OTHER EXPENSE - NET..........................        (9.0%)         (4.9%)         (6.5%)         (4.2%)

  LOSS BEFORE TAXES ON INCOME..............................       (78.9%)        (19.4%)        (34.2%)         (4.3%)

  INCOME TAX CREDIT........................................       (26.8%)         (6.6%)        (11.6%)         (2.8%)
                                                               -----------    -----------    -----------    -----------

              NET LOSS.....................................       (52.1%)        (12.8%)        (22.6%)         (2.8%)
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


COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2001 TO THE THREE MONTHS ENDED FEBRUARY 29, 2000.

REVENUES - Revenues for the three months ended February 28, 2001 totaled $2.4 million as compared to $5.2 million for the three months ended February 29,

2000, a decrease of $2.8 million or 54%. This decrease has been a result of the Company not securing additional contracts during the recent six-month period. Although the Company has been involved in significant contract quoting activity during this period, its customers have been tentative in releasing contracts to tooling manufacturers. This lack of contract releases has created very competitive pricing on those tooling contracts that have been released during this period. Although the Company has been successful in securing contracts during this period, the Company has been very selective in the bidding process to ensure that those contracts have contribution margin. This market has negatively impacted both the Company and the tooling industry as a whole. It is the Company's belief that based upon quoting activity, the release of orders is imminent. However, such delays could continue as the OEM's focus on the recent decline in unit sales as well as the effects of global mergers during the past year. The Company believes that the OEM's are reviewing their various product platforms and plans, on a global basis, in order to maximize and streamline model offerings within their global platforms. As a result of these market conditions, the Company has instituted specific cost containment measures. These containments include direct labor layoffs of approximately 62 employees or 38% of the workforce, a 20% pay-cut for all salaried employees and a 10% pay-cut for all hourly employees. The Company anticipates the decline in contract releases will also negatively effect the Company's financial results at least through 2001.

The Company incurred 52,741 shop floor hours during the second quarter of 2001 as compared to 85,428 during the same period of 2000. The decrease was 32,687 hours or 38.3%. This decrease was a direct result of lower contract levels during the second quarter of 2001.


COST OF SALES - Cost of sales were $3.7 million or 156.4% of sales for the three months ended February 28, 2001 as compared to $5.1 million or 99.5% of sales for the three months ended February 29, 2000.

The gross margin decrease was largely due to the decrease in shop floor hours and resulting revenue, despite cost containment measures taken by the Company during this period. Cost of sales for the quarter ended February 28, 2001, as compared to the same period last year, included decreases in the Company's direct cost expense of $1,089,000, engineering expenses of $164,000 and $163,000 in manufacturing overhead. However, due to the decrease in revenue during the second quarter of 2001, these expenses increased as a percent of sales by 20.4%, 3.0% and 33.7%, respectively, as compared to the same period last year.

The decrease in direct cost expense was primarily due to decreases of $564,000 in labor expense and $488,000 in outside services expense for the three months ended February 28, 2001 over the same period last year. The decrease in labor expense was due to the Company incurring less labor hours during the quarter ended February 28, 2001 over the same period last year, as a result of the Company's decreased contract levels. The decrease in contract levels also lowered the Company's outside services expense requirements.

The decrease in engineering expense was primarily due to decreases in wages and salaries. As a part of the Company's cost containment measures, including lay-offs and pay-cuts, the Company experienced a decrease in wages and salaries of $161,000 or 39.1% during the second quarter of 2001 as compared to the same period last year.

Manufacturing overhead expense decreased from $1,792,000 for the three months ended February 29, 2000 to $1,629,000 for the three months ended February 28, 2001. This change was due to decreases in wages and salaries of $100,000, perishable tooling expense of $90,700, manufacturing supplies of $44,400. Increases included rent expense of $58,400 and property tax expense of $50,900.

SELLING & ADMINISTRATIVE EXPENSES - Selling and administrative expenses decreased from approximately $778,000 or 15.0% of sales for the three months ended February 29, 2000 to approximately $321,000 or 13.5% of sales for the three months ended February 28, 2001. This change was due to decreases in wages and salaries of $146,700, State of Michigan Single Business Tax obligation of $130,000, public company expense of $85,500, and legal/professional fee expenses of $76,900.


INTEREST EXPENSE - Interest expense for the three months ended February 28, 2001 was approximately $215,400 as compared to approximately $203,500 for the same period last year. The Company's total average interest-bearing debt for the second quarter of 2001 was comparable with the same period last year.



COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 2001 TO THE SIX MONTHS ENDED FEBRUARY 29, 2000


REVENUES - Revenues for the six months ended February 28, 2001 totaled approximately $7.0 million as compared to $11.0 million for the same period last year, a decrease of $4.0 million or 36%. The Company incurred 125,915 shop floor hours during the first two quarters of 2001 as compared to 165,880 during the same period of 2000. The decrease was 39,965 hours or 24.1%. This decrease was a direct result of lower contract levels during the first and second quarter of 2001 as compared to the same period of 2000.


COST OF SALES - Cost of sales were $8.1 million or 115.5% of sales for the six months ended February 28, 2001 as compared to $9.8 million or 88.9% of sales for the six months ended February 29, 2000.

The gross margin decrease was largely due to the decrease in shop floor hours and resulting revenue, despite cost containment measures taken by the Company during this period. Cost of sales for the six months ended February 28, 2001, as compared to the same period last year, included decreases in the Company's direct cost expense of $1,594,700, engineering expenses of $235,500 and an increase of $82,000 in manufacturing overhead. However, due to the decrease in revenue during the second quarter of 2001, these expenses increased as a percent of sales by 6.7%, 1.1% and 18.8%, respectively, as compared to the same period last year.

The decrease in direct cost expense was primarily due to a decrease of $731,000 in labor expense and $941,600 in outside services expense for the six months ended February 28, 2000 over the same period last year. The decrease in labor was due to the Company incurring less labor hours during the six months ended February 28, 2001 over the same period last year, as a result of the Company's decreased contract levels. The decrease in contract levels also lowered the Company's outside services expense requirements.

The decrease in engineering expense was due to wages and salaries expense. As a result of the Company's cost containment measures, the Company experienced a 28.9% decrease in wages and salaries during the first and second quarter of 2001 as compared to the same period last year.

Manufacturing overhead expense increased from $3,342,000 for the six months ended February 29, 2000 to $3,424,000 for the six months ended February 28, 2001. The largest increases were $95,000 in facility rent expense, $70,000 in property tax expense, $28,000 in utilities expenses, and $26,000 in machinery repairs and maintenance expense. Decreases included $67,000 in manufacturing supplies expense, $37,000 in perishable tooling expense and $18,000 in employee welfare expense.

SELLING & ADMINISTRATIVE EXPENSES - Selling and administrative expenses decreased from approximately $1,233,000 or 11.2% of sales for the six months ended February 29, 2000 to approximately $850,000 or 12.2% of sales for the six months ended February 28, 2001. This change was due to decreases in wages and salaries of $164,000, State of Michigan Single Business Tax obligation of $129,000, public company expense of $30,500, legal/professional fee expenses of $43,300, travel and entertainment expenses of $16,000.


INTEREST EXPENSE - Interest expense for the six months ended February 28, 2001 was approximately $456,000 as compared to approximately $408,000 for the same period last year. As a percentage of sales, interest expense increased from 3.7% for the six months ended February 29, 2000 to 6.5% for the six months ended February 28, 2001 as a result of the decrease in revenue during the first and second quarters of 2001.


FEDERAL INCOME TAXES
The effective federal income tax rate was 34% for the six months ended February 28, 2001 and February 29, 2000. As of August 31, 2000, the Company had approximately $542,000 of a net operating loss carryforward which will expire in fiscal 2020, if unused, as well as $155,000 of alternative minimum tax credits that do not expire.


LIQUIDITY AND CAPITAL RESOURCES
During the six months ended February 28, 2001, the Company's cash from operating activities was $3,180,236, primarily from the decrease in account receivables of $5.1 million, a $0.4 million increase in contracts in process, a $0.8 million decrease in deferred tax liabilities, and a $0.8 million decrease in accounts payable and accrued liabilities. The Company invested in additional machinery and equipment of $464,408 and reduced its long-term debt obligations by $953,041. The Company utilized the remainder of the cash flows to reduce its revolving bank working capital credit line by $1,854,722. The Company believes that the unused portion of the revolving bank working capital credit line and the funds generated from operations will be sufficient to cover anticipated cash needs through fiscal 2001. However, depending on the level of future sales, an expanded credit line may be necessary to finance increases in trade accounts receivable and contracts in process. The Company believes it will be able to obtain such expanded credit line, if required, on generally the same terms as the existing credit line.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 16, 2001


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