Form 10-Q
period 2001-05-31
RIVIERA TOOL CO
filed 2001-07-16
CIK 1018349

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10 - Q
                                   -----------



               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



                       For The Quarter Ended May 31, 2001
                       Commission File Number 001 - 12673




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


The number of Common Shares outstanding at July 12, 2001 was 3,379,609.










                                       1.

                                     PART I
                              FINANCIAL INFORMATION

                                      INDEX



                                                                                                            Page
                                                                                                             No.
Item 1.       Financial Statements

              Balance Sheets as of May 31, 2001 and August 31, 2000.........................................  3

              Statements of Operations for the Three Months and Nine Months
              Ended May 31,2001 and May 31,2000.............................................................  4

              Statements of Cash Flows for the Nine Months Ended May 31,
              2001 and May 31, 2000.........................................................................  5

              Notes to Financial Statements.................................................................  6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................................  8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk - None                               -


                               PART II
                          OTHER INFORMATION
                                INDEX


Item 1. Legal Proceedings - The Company is involved in legal proceedings which are ordinary or routine to its operations. In the opinion of management, no existing proceedings would have a significant effect on the financial condition, results of operations and cash flows of the Company, if determined against the Company.

Item 2.       Changes in Securities - None.

Item 3.       Default Upon Senior Securities - None

Item 4.       Submission of Matters to a  Vote of Security Holders - None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8 - K.
   6(a)       Exhibits - None
   6(b)       Reports on Form 8-K - None

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                 BALANCE SHEETS


                                                                                      MAY 31,                AUGUST 31,
                               ASSETS                                                  2001                    2000
                               ------                                           --------------------    --------------------
CURRENT ASSETS                                                             NOTE     (UNAUDITED)              (AUDITED)
--------------                                                                  --------------------    --------------------

  Cash....................................................................         $         34,304        $        113,699
  Accounts receivable.....................................................                5,594,165               7,052,169
  Costs and estimated gross profit in excess
   of  billings on contracts in process...................................  2             2,711,770               8,564,651
  Inventories.............................................................                  306,675                 306,675
  Federal income tax refundable...........................................                        -                 673,897
  Prepaid expenses and other current assets...............................                   81,936                 170,170
                                                                                   ----------------        ----------------
      Total current assets................................................                8,728,850              16,881,261

PROPERTY, PLANT AND EQUIPMENT, NET........................................  3            16,571,467              17,445,289
PERISHABLE TOOLING........................................................                  575,167                 538,743
OTHER ASSETS..............................................................                  135,770                 210,770
                                                                                   ----------------        ----------------

      Total assets........................................................         $     26,011,254        $     35,076,063
                                                                                   ================        ================

                           LIABILITIES AND
                        STOCKHOLDERS' EQUITY
                        --------------------
CURRENT LIABILITIES
-------------------
  Current portion of long-term debt.......................................  4      $      1,983,964        $      1,983,964
  Accounts payable........................................................                  515,735               1,410,834
  Accrued liabilities.....................................................                  593,187                 434,689
                                                                                   ----------------        ----------------
      Total Current liabilities...........................................                3,092,886               3,829,487

LONG-TERM DEBT............................................................  4             5,781,736              10,303,197
DEFERRED TAX LIABILITY....................................................                  243,110               1,538,000
ACCRUED LEASE EXPENSE.....................................................                  691,510                 689,758
                                                                                   ----------------        ----------------
      Total liabilities...................................................                9,809,242              16,360,442
                                                                                   ----------------        ----------------

PREFERRED STOCK - no par value,
    $100 mandatory redemption value:
    Authorized - 5,000 shares
    Issued and outstanding - None.........................................                        -                       -

STOCKHOLDERS' EQUITY:
Preferred Stock - no par value,
   Authorized - 200,000 shares
   Issued and outstanding - None..........................................                        -                       -
Common stock - No par value:
   Authorized - 9,785,575 shares
   Issued and outstanding - 3,379,609 shares at
   May 31, 2001 and August 31, 2000.......................................               15,115,466              15,115,466
  Retained earnings.......................................................                1,086,546               3,600,155
                                                                                   ----------------        ----------------
      Total stockholders' equity..........................................               16,202,012              18,715,621
                                                                                   ----------------        ----------------
      Total liabilities and stockholders' equity..........................         $     26,011,254        $     35,076,063
                                                                                   ================        ================




                        SEE NOTES TO FINANCIAL STATEMENTS

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                           FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                       ---------------------------------   ------------------------------

                                                           MAY 31,           MAY 31,           MAY 31,         MAY 31,
                                                            2001              2000              2001            2000
                                                       ---------------  ----------------   --------------  --------------

SALES ................................................  $  2,301,545     $  6,674,923       $  9,279,578     $ 17,705,544
COST OF SALES ........................................     3,149,592        5,364,041         11,208,182       15,170,645
                                                        ------------     ------------       ------------     ------------

      GROSS INCOME/(LOSS) ............................      (848,047)       1,310,882         (1,928,604)       2,534,899

SELLING AND ADMINISTRATIVE EXPENSES ..................       427,070          457,895          1,276,818        1,690,828
                                                        ------------     ------------       ------------     ------------

      INCOME/(LOSS) FROM OPERATIONS                       (1,275,117)         852,987         (3,205,422)         844,071

OTHER INCOME/(EXPENSE)
   INTEREST EXPENSE ..................................      (146,882)        (248,591)          (602,978)        (656,677)
   OTHER EXPENSE .....................................             -           13,211                (98)          12,009
   GAIN (LOSS) ON ASSET DISPOSALS ....................             -          (50,201)                --         (100,892)
                                                        ------------     ------------       ------------     ------------
      TOTAL OTHER EXPENSE - NET ......................      (146,882)        (285,581)          (603,076)        (745,560)

INCOME/(LOSS) BEFORE TAXES ON INCOME .................    (1,421,999)         567,406         (3,808,498)          98,511
                                                        ------------     ------------       ------------     ------------

INCOME TAX (CREDIT)/EXPENSE ..........................      (483,480)         198,018         (1,294,889)          38,593
                                                        ------------     ------------       ------------     ------------

NET INCOME/(LOSS) AVAILABLE FOR COMMON
    SHARES ...........................................  $   (938,519)    $    369,388       $ (2,513,609)    $     59,918
                                                        ============     ============       ============     ============

BASIC AND DILUTED INCOME/(LOSS)
    PER COMMON SHARE .................................          (.28)    $        .11       $       (.74)    $        .02
                                                        ============     ============       ============     ============

BASIC AND DILUTED COMMON SHARES
OUTSTANDING ..........................................     3,379,609        3,379,609          3,379,609        3,379,609
                                                        ============     ============       ============     ============









                        SEE NOTES TO FINANCIAL STATEMENTS

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                       FOR THE NINE MONTHS ENDED
                                                                                ----------------------------------------
                                                                                  MAY 31, 2001            MAY 31, 2000
                                                                                ------------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income/(loss)....................................................         $     (2,513,609)       $         59,918
  Adjustments to reconcile net income(loss)to net cash
    from operating activities:
      Depreciation.....................................................                 1,428,632              1,418,927
      Loss on disposal of assets.......................................                         -                100,893
      Deferred taxes...................................................               (1,294,890)               (350,580)
      (Increase) decrease in assets:
         Accounts receivable...........................................                 1,458,004             (1,286,712)
         Federal income tax receivable.................................                   673,897                      -
         Costs and estimated gross profit in
         excess of billings on contracts in
         process.......................................................                 5,852,881              1,181,157
         Inventory.....................................................                         -                 35,000
         Perishable tooling............................................                  (36,424)                (61,410)
         Prepaid expenses and other current assets.....................                    88,234                (79,812)
      Increase (decrease) in liabilities:
         Accounts payable..............................................                 (895,099)                (77,182)
         Accrued lease expense.........................................                     1,752                 14,013
         Accrued liabilities...........................................                   158,498               (667,730)
                                                                                -----------------       ----------------

Net Cash provided by operating activities..............................         $       4,921,876       $        286,482
                                                                                -----------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets.........................................                         -                  8,500
  Increase (Decrease) in other assets..................................                    75,000                (75,000)
  Additions to property, plant and equipment...........................                  (554,810)            (1,362,487)
                                                                                -----------------       ----------------

Net cash used in investing activity....................................         $        (479,810)      $     (1,428,987)
                                                                                -----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
 (Payments on) Proceeds from revolving credit line.....................                (3,072,429)             2,439,070
  Principal payments on long-term debt.................................                (1,449,032)            (1,393,424)
                                                                                -----------------       ----------------
Net cash (used in) provided by
 financing activities..................................................         $      (4,521,461)       $     1,045,646
                                                                                -----------------       ----------------

NET DECREASE IN CASH...................................................         $         (79,395)       $       (96,859)
                                                                                -----------------       ----------------

CASH - Beginning of Period.............................................                   113,699                113,183
                                                                                -----------------       ----------------

CASH - End of Period...................................................         $          34,304       $         16,324
                                                                                =================       ================




                        SEE NOTES TO FINANCIAL STATEMENTS

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2001


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

The results of operations for the three and nine month periods ended May 31, 2001 are not indicative of the results to be expected for the full year.


NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:



                                                                                     MAY 31,                  AUGUST 31,
                                                                                      2001                      2000
                                                                                ------------------        -----------------

Costs incurred on contracts in process under the
   percentage of completion method.....................................         $       7,900,893      $        19,549,230
Estimated gross profit/(loss)..........................................                  (278,000)               1,150,000
                                                                                ------------------        -----------------
        Total..........................................................                 7,622,893               20,699,230
Less progress payments received and progress
   billings to date....................................................                 4,911,123               12,173,130
Plus costs incurred on contracts in process under
   the completed contract method.......................................                         -                   38,550
                                                                                -----------------         -----------------
        Costs and estimated gross profit in excess
          of billings on contracts in process..........................         $       2,711,770      $         8,564,650
                                                                                ==================        =================


Included in estimated gross profit for May 31, 2001 and August 31, 2000 are jobs with losses accrued of $865,024 and $1,407,405, respectively.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:



                                                                                          MAY 31,             AUGUST 31,
                                                                                           2001                  2000
                                                                                     ------------------     ----------------
Lease and leasehold improvements................................................     $       1,415,785      $     1,293,845
Office furniture and fixtures...................................................               194,993              194,256
Machinery and equipment.........................................................            22,583,951           22,468,979
Construction in Process.........................................................               365,706              110,349
Computer equipment and software.................................................             2,144,316            2,082,512
Transportation equipment........................................................               126,365              126,365
                                                                                     -----------------      ---------------
     Total cost.................................................................            26,831,116           26,276,306
Accumulated depreciation and amortization.......................................           (10,259,649)          (8,831,017)
                                                                                     -----------------      ---------------
     Net carrying amount........................................................     $      16,571,467      $    17,445,289
                                                                                     =================      ===============

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2001

NOTE 4 - LONG-TERM DEBT

The Company's long-term debt, which is subject to certain covenants discussed below, consists of the following:



                                                                                         MAY 31,             AUGUST 31,
                                                                                          2001                  2000
                                                                                    ------------------    -----------------

REVOLVING WORKING CAPITAL CREDIT LINE

The revolving working capital credit line is collateralized by substantially all assets of the Company and provides for borrowing, subject to certain collateral requirements of up to $10.0 million. The agreement requires a commitment fee of
 .25% per annum on the average daily unused portion of the revolving credit line.
The credit line is due September 1, 2001, and bears interest, payable monthly, at either London Interbank Offered Rate ("LIBOR") plus 2.25% or at .25% below the bank's prime rate, at the election of the Company, as follows:


 -       LIBOR plus 2.25%.......................................................    $          -            $    1,500,000

 -       The bank's prime rate less .25% (as of May 31,2001,
         an effective  rate of 6.75%)...........................................       2,007,590                 3,580,019

NOTES PAYABLE TO BANK

Note payable to bank, collateralized by substantially all assets of the Company, is due July 19, 2002, and is payable in monthly installments of $54,167 plus interest, payable monthly, at either LIBOR plus 2.25% or at .25% below the bank's prime rate, at the election of the Company, as follows:

 -       LIBOR plus 2.25%.......................................................               -                 1,025,000

 -       The bank's prime rate less .25% (as of May 31, 2001,
         an effective  rate of 6.75%)...........................................         704,170                   166,667


Note payable to bank,  collateralized by specific assets of the Company, payable in monthly installments of $55,556,  plus simple interest of 7.26%, due December
31, 2003........................................................................       2,444,432                 2,944,436

Note payable to bank,  collateralized by specific assets of the Company, payable in monthly  installments of $16,666 plus simple interest of 8.04%, due September
1, 2004.........................................................................         666,663                   816,666

NON-REVOLVING EQUIPMENT LINE OF CREDIT

$3,271,000 equipment line of credit is collateralized by specific assets of the Company, is due November 1, 2004, and is payable in monthly installments of $38,941 plus interest as follows:

 -       LIBOR plus 2.25%.......................................................               -                 2,135,000

 -       The bank's prime rate less .25% (as of May 31, 2001, an effective  rate
         of 6.75%)..............................................................       1,942,845                   119,373
                                                                                    ------------            --------------

           Total long-term debt.................................................       7,765,700                12,287,161
           Less current portion.................................................       1,983,964                 1,983,964
                                                                                    ------------            --------------
           Long-term debt-- Net.................................................       5,781,736            $   10,303,197
                                                                                    ============            ==============


The debt agreements require the Company to maintain certain ratios/levels of tangible net worth, working capital, liabilities to tangible net worth, earnings before interest, taxes, depreciation and amortization to debt service and prohibit the payment of common stock cash dividends. The Company was not in compliance with the earnings before interest, taxes, depreciation and amortization to debt service ratio and the working capital as of May 31, 2001. On April 9, 2001, the Company's lender agreed to waive the earnings before interest, taxes, depreciation and amortization to debt service ratio covenant violation for a period of not less than twelve months. The Company anticipates that their lender will waive the working capital covenant violation until June 1, 2002.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Statement of Operations as a percentage of sales.



                                                                     FOR THE THREE                 FOR THE NINE
                                                                     MONTHS  ENDED                 MONTHS ENDED
                                                               --------------------------    -------------------------
                                                                MAY 31,        MAY 31,        MAY 31,        MAY 31,
                                                                  2001           2000           2001           2000
                                                               -----------    -----------    -----------    ----------

  SALES.....................................................       100.0%         100.0%         100.0%         100.0%
  COST OF SALES.............................................       136.8%          80.4%         120.8%          85.7%
                                                               ---------      ---------      ---------      ---------

        GROSS INCOME/(LOSS).................................      (36.8%)          19.6%         (20.8%)         14.3%

  SELLING AND ADMINISTRATIVE EXPENSE........................        18.6%           6.8%          13.8%           9.5%
                                                               ---------      ---------      ---------      ---------

        INCOME/(LOSS) FROM OPERATIONS.......................       (55.4%)         12.8%         (34.6%)          4.8%

  OTHER INCOME (EXPENSE)
    INTEREST EXPENSE........................................        (6.4%)         (3.7%)         (6.5%)         (3.7%)
    OTHER...................................................           -           (0.6%)            -           (0.5%)
                                                               ---------      ---------      ---------      ---------
        TOTAL OTHER EXPENSE - NET...........................        (6.4%)         (4.3%)         (6.5%)         (4.2%)

  INCOME/(LOSS) BEFORE TAXES ON INCOME......................       (61.8%)          8.5%         (41.1%)          0.6%

  INCOME TAX EXPENSE/(CREDIT)...............................       (21.0%)          3.0%         (14.0%)          0.2%
                                                               ---------      ---------      ---------      ---------

              NET INCOME/(LOSS).............................       (40.8%)          5.5%         (27.1%)          0.4%
                                                               =========      =========      =========      =========



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


COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2001 TO THE THREE MONTHS ENDED MAY 31, 2000.

REVENUES - Revenues for the three months ended May 31, 2001 totaled $2.3 million as compared to $6.7 million for the three months ended May 31, 2000, a decrease of $4.4 million or 65.6%.

This decrease has been a result of the Company not securing additional contracts during the recent nine-month period. Although the Company has been involved in significant contract quoting activity during this period, its customers have been tentative in releasing contracts to tooling manufacturers. This lack of contract releases has created very competitive pricing on those tooling contracts that have been released during this period. Although the Company has been successful in securing contracts during this period, the Company has been very selective in the bidding process to ensure that those contracts have contribution margin. This market has negatively impacted both the Company and the tooling industry as a whole. It is the Company's belief that based upon quoting activity, the release of orders is imminent. However, such delays could continue as the OEM's focus on the recent decline in unit sales as well as the effects of global mergers during the past year. The Company believes that the OEM's are reviewing their various product platforms and plans, on a global basis, in order to maximize and streamline model offerings within their global platforms. As a result of these market conditions, the Company has instituted specific cost containment measures. These containments include direct labor layoffs of approximately 100 employees or 61% of the workforce. The Company anticipates the decline in contract releases will also negatively effect the Company's financial results at least through 2001.

The Company incurred 40,031 shop floor hours during the third quarter of 2001 as compared to 89,299 during the same period of 2000. The decrease was 49,268 hours or 55.2%. This decrease was a direct result of lower contract levels during the third quarter of 2001.

COST OF SALES - Cost of sales were $3.1 million or 136.8% of sales for the three months ended May 31, 2001 as compared to $5.4 million or 80.4% of sales for the three months ended May 31, 2000.

The gross margin decrease was largely due to the decrease in shop floor hours and resulting revenue, despite cost containment measures taken by the Company during this period. Cost of sales for the quarter ended May 31, 2001, as compared to the same period last year, included decreases in the Company's direct cost expense of $1,820,000, engineering expenses of $150,000 and manufacturing overhead of $245,000. However, due to the decrease in revenue during the third quarter of 2001, these expenses increased as a percent of sales by 11.8%, 5.8% and 38.8%, respectively, as compared to the same period last year.

The decrease in direct cost expense was primarily due to decreases of $940,000 in labor expense and $707,000 in outside services expense for the three months ended May 31, 2001 over the same period last year. The decrease in labor expense was due to the Company incurring less labor hours during the quarter ended May 31, 2001 over the same period last year, as a result of the Company's decreased contract levels. The decrease in contract levels also lowered the Company's outside services expense requirements.

The decrease in engineering expense was primarily due to decreases in wages and salaries. As a result, the Company experienced a decrease in wages and salaries of $160,000 or 39.3% during the third quarter of 2001 as compared to the same period last year.

Manufacturing overhead expense decreased from $1,739,000 for the three months ended May 31, 2000 to $1,495,000 for the three months ended May 31, 2001. This change was due to decreases in wages and salaries of $161,000, manufacturing supplies of $73,000, perishable tooling expense of $57,000, health insurance expense of $41,000, machinery repairs and maintenance expense of $32,000, and workers compensation insurance expense of $13,000. Increases included rent expense of $80,000 and property tax expense of $54,000.

SELLING & ADMINISTRATIVE EXPENSES - Selling and administrative expenses decreased from approximately $458,000 or 6.9% of sales for the three months ended May 31, 2000 to approximately $427,000 or 18.6% of sales for the three months ended May 31, 2001. This change was due to decreases in wages and salaries of $151,000 and 401(k) expense of $11,000. Increases include $93,000 in legal and professional expense and $50,000 in State of Michigan Single Business Tax.


INTEREST EXPENSE - Interest expense for the three months ended May 31, 2001 was approximately $147,000 as compared to approximately $249,000 for the same period last year. As a percentage of sales, interest expense increased from 3.7% in the quarter ended May 31, 2000 as compared to 6.4% for the quarter ended May 31, 2001.

The decrease in interest expense was a result of the Company carrying lower debt levels as well as lower interest rates during the third quarter of 2001 as compared to 2000.


COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2001 TO THE NINE MONTHS ENDED MAY 31, 2000

REVENUES - Revenues for the nine months ended May 31, 2001 totaled $9.3 million as compared to $17.7 million for the nine months ended May 31, 2000, an decrease of $8.4 million or 47.6%.

The Company incurred 165,946 shop floor hours during the three quarters of 2001 as compared to 255,179 during the same period of 2000. The decrease was 89,233 hours or 35.0%. This decrease was a direct result of lower contract levels during the three quarters of 2001 as compared to the same period of 2000.

COST OF SALES - Cost of sales were $11.2 million or 120.8% of sales for the nine months ended May 31, 2001 as compared to $15.2 million or 85.7% of sales for the nine months ended May 31, 2000.

The gross margin decrease was largely due to the decrease in shop floor hours and resulting revenue, despite cost containment measures taken by the Company during this period. Cost of sales for the nine months ended May 31, 2001, as compared to the same period last year, included decreases in the Company's direct cost expense of $3,414,000, engineering expenses of $386,000 and manufacturing overhead of $162,000. However, due to the decrease in revenue, these expenses increased as a percent of sales by 8.4%, 2.4% and 24.3%, respectively, as compared to the same period last year.

The decrease in direct cost expense was primarily due to a decrease of $1,671,000 in labor expense and $1,609,000 in outside services expense for the nine months ended May 31, 2001 over the same period last year. The decrease in labor was due to the Company incurring less labor hours during the nine months ended May 31, 2001 over the same period last year, as a result of the Company's decreased contract levels. The decrease in contract levels also lowered the Company's outside services expense requirements.

The decrease in engineering expense was due to wages and salaries expense. As a result of the Company's cost containment measures, the Company experienced a 32.4% decrease in wages and salaries during the first three quarters of 2001 as compared to the same period last year.

Manufacturing overhead expense decreased from $5,081,000 for the nine months ended May 31, 2000 to $4,919,000 for the nine months ended May 31, 2001. The largest decreases were $143,000 in wages, $140,000 in manufacturing supplies expense, $94,000 in perishable tooling expense and $43,000 in medical insurance expense. Increases included $175,000 in facility rent expense and $125,000 in property tax expense.

SELLING & ADMINISTRATIVE EXPENSES - Selling and administrative expenses increased from approximately $1,691,000 or 9.6% of sales for the nine months ended May 31, 2000 to approximately $1,276,818 or 13.8% of sales for the nine months ended May 31, 2001. This decrease was primarily due to decreases of $315,000 in officer and office wages and salaries, $79,000 in State of Michigan Single Business Tax expense, $28,000 in public company expense and $22,000 in 401(k) expense. The primary increase was $50,000 in legal and professional fee expense.

INTEREST EXPENSE - Interest expense for the nine months ended May 31, 2001 was approximately $603,000 as compared to approximately $657,000 for the same period last year. As a percentage of sales, interest expense increased from 3.7% for the nine months ended May 31, 2000 as compared to 6.5% for the nine months ended May 31, 2001.


FEDERAL INCOME TAXES
The effective federal income tax rate was 34% and 39% for the nine months ended May 31, 2001 and May 31, 2000, respectively. As of August 31, 2000, the Company had approximately $542,000 of a net operating loss carryforward which will expire in fiscal 2020, if unused, as well as $155,000 of alternative minimum tax credits that do not expire.


LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended May 31, 2001, the Company's cash from operating activities was $4,921,876, primarily from the decrease in account receivables of $1.5 million, a $5.9 million decrease in contracts in process, a $1.3 million decrease in deferred tax liabilities, and a $0.7 million decrease in accounts payable and accrued liabilities. The Company invested in additional machinery and equipment of $0.6 million and reduced its long-term debt obligations by $1.5 million. The Company utilized the remainder of the cash flows to reduce its revolving bank working capital credit line by $3.1 million. The Company believes that the unused portion of the revolving bank working capital credit line and the funds generated from operations will be sufficient to cover anticipated cash needs through fiscal 2001. However, depending on the level of future sales, an expanded credit line may be necessary to finance increases in trade accounts receivable and contracts in process. The Company believes it will be able to obtain such expanded credit line, if required, on generally the same terms as the existing credit line.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: July 12, 2001


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