Form 10-K405
period 2001-08-31
RIVIERA TOOL CO
filed 2001-11-19
CIK 1018349

                United States Securities and Exchange Commission
                              Washington D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended August 31, 2001
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting common stock of the Registrant (based upon the last reported sale of the Common Stock at that date by the American Stock Exchange) held by non-affiliates was $3,414,344 as of November 12, 2001.

The number of shares outstanding of the Registrant's common stock as of November 12, 2001 was 3,379,605 shares of common stock without par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                                Part of Form 10-K Into Which Portions
                           Document                                                  of Documents are Incorporated
---------------------------------------------------------------      -------------------------------------------------------------

Riviera Tool Company 2001 Annual Report to Shareholders.                                  Parts I, II and IV

Definitive Proxy Statement for the 2001 Annual Meeting of                                      Part III
Shareholders filed with the Securities and Exchange Commission,
November, 2001.

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

                              RIVIERA TOOL COMPANY

                           Annual Report on Form 10-K

                                November 12, 2001

                                TABLE OF CONTENTS

                                                                  PART I                                        PAGE
                                                                  ------
        Item 1.                Business...................................................................        3
        Item 2.                Properties.................................................................        7
        Item 3.                Legal Proceedings..........................................................        7
        Item 4.                Submission of Matters to a Vote of Security Holders........................        7


                                                                  PART II
                                                                  -------
        Item 5.                Market for the Registrant's Common Stock and
                               Related Stockholder Matters................................................        8
        Item 6.                Selected Financial Data....................................................        8
        Item 7.                Management's Discussion and Analysis of Financial
                               Condition and Results of Operations........................................        8
        Item 8.                Financial Statements and Supplemental Data.................................        8
        Item 9.                Changes in and Disagreements with Accountants
                               on Accounting and Financial Disclosure.....................................        8


                                                                 PART III
                                                                 --------
        Item 10.               Directors and Executive Officers of the Registrant.........................        9
        Item 11.               Executive Compensation.....................................................        9
        Item 12.               Security Ownership of Certain Beneficial Owners and Management.............        9
        Item 13.               Certain Relationships and Related Transactions.............................        9


                                                                  PART IV
                                                                  -------
        Item 14.               Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........        9

                               SIGNATURES.................................................................       10

                                     PART I

ITEM 1.      BUSINESS

    GENERAL

    The Company is a designer and manufacturer of large scale, complex stamping die systems used to form sheet metal parts. Most of the stamping die systems sold by the Company are used in the production of automobile and truck body parts such as roofs, hoods, fenders, doors, door frames, structural components and bumpers. The following table sets forth the Company's sales (in millions) and percentage of total sales by major customer in fiscal years 1999, 2000 and 2001.

                                                                      YEAR ENDED AUGUST 31,
--------------------------------------------------------------------------------------------------------------------
                   CUSTOMER                                1999                   2000                   2001
-------------------------------------------     ---------------------- ---------------------- ----------------------
                                                    AMOUNT       %         AMOUNT       %         AMOUNT       %
                                                ---------------------- ---------------------- ----------------------

DaimlerChrysler AG.........................          $5.2       23%         $8.6       34%         2.6        22%

Suppliers of DaimlerChryslerAG.............           .9         4          3.7        15          --         --

Ford Motor Company.........................           .1         *          --          *          0.2         2

Suppliers of Ford Motor Co.................          2.6        11          4.7        19          3.0        25

General Motors Corporation.................          5.7        25          2.3         9          4.0        33

Suppliers of General Motors Corporation....          2.9        13          --          *          1.9        16

Other auto and  truck manufacturers
and  their suppliers.......................          5.4        24          5.9        23          0.3         2
                                                ---------------------- ---------------------- ----------------------

       Total Sales.........................         $22.8      100%        $25.2      100%        $12.0      100%
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

      Other significant trends within the North American automotive industry have had, and are likely to continue to have, an impact on the Company's business. Over the past several years, the industry had required that its tool suppliers utilize advanced computer integrated technology including high-speed machining centers and design computer systems. These investments have required significant capital investment by tooling suppliers including the Company. During the past eighteen months, the OEM's have been utilizing a strategy of awarding tooling contracts to the lowest bidder, including foreign tooling manufacturers from Europe and Asia, despite the aforementioned technology requirements. This has caused pricing compression in the industry, and when combined with limited number of tooling contracts being released and exchange rate factors, has caused tooling suppliers contract margins to decrease significantly both on a domestic and a foreign basis.

      During fiscal 2001, DaimlerChrysler implemented awarding tooling contracts via an on-line bidding process using Covisint. This process involves having "qualified" tooling suppliers, foreign and domestic, involved with bidding for tooling contracts in an anonymous, on-line auctioning process. This process in tandem with recent limited tooling contract availability has created tooling contract pricing erosion that has lowered tooling contract margins on an industry-wide basis.

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

PRODUCTS AND SERVICES

    Dies. The Company's dies are used in the high-speed production of sheet metal stamped parts and assemblies. Production of such parts is a multiple step process involving a series of dies. Typically, the first die is used to cut the appropriate size metal blank from a sheet or coil of steel. The next die draws the metal blank into its primary shape and subsequent dies are used to bend edges or corners, create flanges, trim off excess metal and pierce assembly holes. A customer usually orders only one series of dies for each separate part. Normally, the dies do not require replacement due to usage because the life of well-maintained dies is sufficient to carry production to the point when styling changes dictate production of new dies. The dies manufactured by the Company generally include automation features, adding to the complexity of design and construction. These automation features facilitate rapid introduction and removal of the work piece or raw material into and out of the die, thereby increasing production speeds and reducing labor cost for part manufacturers.

     Simultaneous Engineering of Product and Process. The OEMs are developing organizational structures involving internal design and engineering personnel as well as supplier representatives which they are using to develop new car models. These organizations are called "Platform" teams. This allows full implementation of simultaneous engineering -- the application of the product engineering and process engineering functions simultaneously and early in the process. The Company utilizes advanced Computer Aided Design/Computer Aided Manufacturing technology to design and manufacture its complex stamping dies. Due to this advanced computer capability, the Company is able to work very closely with its customers and is often assigned to these Platform teams early. Its process engineering input facilitates the teams' goals of introducing new models rapidly and efficiently. The Company has invested significantly to ensure that it utilizes the latest advanced technology and is capable of receiving and working directly from complex mathematical data received from its OEM customers. Management's investment in, and commitment to, advanced technology has solidified its quality reputation with its customers and helped the Company maintain its tier one status.

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

QS 9000/TE CERTIFICATION

         The Company is certified under the Tooling and Equipment Supplement ("TE Supplement") QS-9000 and ISO-9000 Quality Standards. The TE Supplement/QS-9000 standard was developed by DaimlerChrysler, Ford, and General Motors to establish a single set of quality requirements for their tooling suppliers. ISO 9000 is an international quality standard for all industries.

         The TE Supplement has become the international standard of all quality systems in the tooling industry, designed to ensure that systems are in place to prevent defects from occurring in the design, manufacturing and validation phases of our processes. The Company, by receiving the TE Supplement/QS-9000 certification, has demonstrated that its quality systems are in place to meet customer requirements.

RAW MATERIALS

    The steel, castings and other components utilized by the Company in the manufacturing process are available from many different sources and the Company is not dependent on any single source. The Company typically purchases its raw materials on a purchase order basis as needed and has generally been able to obtain adequate supplies of raw materials for its operations.

MARKETING AND SALES

    The Company's marketing emphasis is on DaimlerChrysler, Ford, and General Motors and their tier one suppliers. The Company maintains excellent relationships with DaimlerChrysler, Ford, and General Motors which directly accounted for approximately 57%, in the aggregate, of the Company's revenues in 2001. For the year ended August 31, 2001, DaimlerChrysler, Ford, General Motors and their tier one suppliers accounted for approximately 98% of the Company's revenues.

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

BACKLOG AND SEASONALITY

    The Company's backlog of awarded contracts, of which all are believed to be firm, was approximately $6.9 million and $10.6 million as of August 31, 2001 and 2000, respectively. Of the August 31, 2001 contract backlog, the Company expects all backlog contracts will be reflected in sales during fiscal year ended August 31, 2002. The Company's sales of stamping dies do not follow a seasonal pattern; however, the timing of new model introductions and existing model restyling tooling programs are dependent on DaimlerChrysler, Ford and General Motors and their introduction of new models.

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

EMPLOYEES

    The Company's work force consists of approximately 103 full-time employees, of which approximately 25 are salaried managerial and engineering personnel. The balance are hourly employees engaged in manufacturing and indirect labor support. Included among these hourly workers are approximately 82 skilled tradesmen who are either journeymen tool and die makers or machinists. None of the Company's employees are covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good. The Company has a discretionary contribution 401(K) plan. The Company has no pension liabilities arising from any defined benefit plan.

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

ITEM 3.      LEGAL PROCEEDINGS

         The Company is a Plaintiff in Kent County Circuit Case Number 01-02111-CZ asking for recovery of $850,000 in damages by Dana Corporation. This matter arises out of a contract in the ordinary course of the Company's business for the production of manufacturing stamping dies for an auto frame assembly. The Company has counterclaimed against Plaintiff Dana Corporation for an additional sum of approximately $1,000,000 for amounts unpaid in connection with its services under the agreement. The Company believes it has adequate defenses to the Plaintiff's claim as well as a sound basis for its counterclaim. The Company intends to vigorously pursue not only defense of the Plaintiff's claim but collection of its own counterclaims.

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

                                        FISCAL 2000                FISCAL 2001
                                   -----------------------    -----------------------
                                     HIGH         LOW           HIGH           LOW
        1st quarter......           $4.750      $3.1250        $3.0000       $1.750
        2nd quarter......           $4.125      $3.3125        $2.7600       $1.750
        3rd quarter......           $4.250      $2.6875        $2.3125       $0.900
        4th quarter......           $3.750       $2.500        $2.2000       $1.250

         As of October 19, 2001, the Company's common stock was held by 48 registered holders of record and approximately 663 beneficial shareholders.

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

ITEM 6.      SELECTED FINANCIAL DATA

         Information required by this Item 6 is incorporated by reference to page 17 and 18 of the Company's 2001 Annual Report to Stockholders filed as
Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this Item 7 is incorporated by reference to pages 19 - 22 of the Company's 2001 Annual Report to Stockholders filed as
Exhibit 13 hereto.

ITEM 8.      FINANCIAL STATEMENTS & SUPPLEMENTAL DATA

         The Registrant hereby incorporates the financial statements required by this Item 8 by reference to Item 14(a)(1) hereof, and the supplementary financial information required by this Item 8 by reference to page 17 - 33 of the Company's 2001 Annual Report to Shareholders filed as Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                    PART III

         The Registrant hereby incorporates the information required by Form 10-K, Items 10-13 by reference to the Registrant's definitive proxy statement for its 2001 annual meeting of shareholders which was filed with the Commission prior to November 20, 2001.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

1. Financial Statements - The following financial statements and the report of independent auditor set forth on pages 23 - 37 of the Company's 2001 Annual Report to Shareholders filed as Exhibit 13 hereto are incorporated by reference in this Annual Report on Form 10-K.

                  -        Balance Sheets as of August 31, 2001 and 2000
                  -        Notes to Financial Statements
                  - For each of the three years in the period ended August 31, 2001:
                                    Statements of Common Shareholders' Equity
                                    Statements of Operations
                                    Statements of Cash Flows
                  -        Report of Independent Auditor

2. Financial Statement Schedules - No such schedules are included because of the absence of the conditions under which they are required, or because the information called for is included in the financial statements or notes thereto.

3.       Exhibits
           10(s) First Amendment to Loan Documents between Registrant and Old Kent Bank dated June 9, 2000 (incorporated by reference to
                    Exhibit 10(s) of the Registrant's Form 10K, filed November 20, 2000).

           10(t) $1.0 million, Non-Revolving 2000 Equipment Line of Credit between Registrant and Old Kent Bank dated June 9, 2000 (incorporated by reference to Exhibit 10(t) of the Registrant's Form 10K, filed November 20, 2000).

           10(u) Employment Agreement between Registrant and Kenneth K. Rieth dated November 24, 1999 (incorporated by reference to Exhibit 10(u) of the Registrant's Form 10K, filed November 20, 2000).

           10(v) Second Amendment to Loan Documents between Registrant and Fifth Third Bank, f/k/a Old Kent Bank, dated September 23, 2001.

           10(x) Third Amendment to Loan Documents between Registrant and Fifth Third Bank, f/k/a Old Kent Bank, dated October 26, 2001.

            13      2001 Annual Report to Shareholders.

            21      Subsidiaries - None


(b).     Reports filed on Form 8-K  - None.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 12, 2001                 RIVIERA TOOL COMPANY

                                           By:      /s/ Kenneth K. Rieth
                                                   -----------------------------
                                                    Kenneth K. Rieth, Principal
                                                    Executive Officer
                                                             and
                                           By:      /s/ Peter C. Canepa
                                                   -----------------------------
                                                    Peter C. Canepa, Principal
                                                    Financial and
                                                    Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 12th day of November, 2001, by the following persons on behalf of the Company and in the capacities indicated.

         Each Director of the Company whose signature appears below hereby appoints Kenneth K. Rieth and Peter C. Canepa, and each of them individually, as his attorney-in-fact to sign in his name and on his behalf as a Director of the Company, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.


/s/ Leonard H. Wood                            /s/ Kenneth K. Rieth
---------------------------                    --------------------------------
Leonard H. Wood, Director                      Kenneth K. Rieth, Director

/s/ John C. Kennedy                            /s/ Daniel W.Terpsma
---------------------------                    --------------------------------
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

Not Applicable.

                                 EXHIBIT INDEX

Exhibit No.                           Description
-----------                           -----------
     10(s) First Amendment to Loan Documents between Registrant and Old Kent Bank dated June 9, 2000 (incorporated by reference to
              Exhibit 10(s) of the Registrant's Form 10K, filed November 20, 2000).

     10(t) $1.0 million, Non-Revolving 2000 Equipment Line of Credit between Registrant and Old Kent Bank dated June 9, 2000 (incorporated by reference to Exhibit 10(t) of the Registrant's Form 10K, filed November 20, 2000).

     10(u) Employment Agreement between Registrant and Kenneth K. Rieth dated November 24, 1999 (incorporated by reference to Exhibit 10(u) of the Registrant's Form 10K, filed November 20, 2000).

     10(v) Second Amendment to Loan Documents between Registrant and Fifth Third Bank, f/k/a Old Kent Bank, dated September 23, 2001.

     10(x) Third Amendment to Loan Documents between Registrant and Fifth Third Bank, f/k/a Old Kent Bank, dated October 26, 2001.

      13      2001 Annual Report to Shareholders.

      21      Subsidiaries - None