Form 10-Q
period 2001-11-30
RIVIERA TOOL CO
filed 2002-01-15
CIK 1018349

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10 - Q


               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



                     For The Quarter Ended November 30, 2001
                       Commission File Number 001 - 12673




                              RIVIERA TOOL COMPANY



                             A Michigan Corporation
                 I.R.S. Employer Identification No. 38-2828870
            5460 Executive Parkway S.E., Grand Rapids, Michigan 49512
                           Telephone: (616) 698 - 2100



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   ------    -----

The number of Common Shares outstanding at January 11, 2002 was 3,379,609.

                                     PART I
                              FINANCIAL INFORMATION
                                      INDEX

                                                                                                                    Page No.

Item 1.         Financial Statements

                Balance Sheets as of November 30, 2001 and August 31, 2001........................................      4

                Statements of Operations for the Three Months Ended November 30, 2001 and 2000....................
                                                                                                                        5

                Statements of Cash Flows for the Three Months Ended November 30, 2001 and 2000....................
                                                                                                                        6

                Notes to Financial Statements.....................................................................      7

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations.............
                                                                                                                        9

Item 3.         Quantitative and Qualitative Disclosures about Market Risk - None.................................     --

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

Item 2.         Changes in Securities - None

Item 3.         Default Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - The following matters were submitted to a vote of the Company's common shareholders at its annual shareholders meeting on December 18, 2001:

                a. The following directors were elected to serve until the meeting of shareholders in 2004 and until their successors are elected (amounts shown in parentheses represent the number of votes cast for, against or withheld, and abstentions, respectively):

                       (i)    Leonard H. Wood   (2,884,911 / 198,983)
                       (ii)   Daniel W. Terpsma (3,055,211 /  28,683)

                       The following directors of the Company continued until the annual meeting of shareholders in the year indicated parenthetically and until their successors are elected:

                              Thomas H. Highley  (2003)  John C. Kennedy  (2003)
                              Kenneth K. Rieth   (2002)

                b.     Ratification of Selection of Independent
                       Auditors-(amounts shown in parentheses represent the number of votes cast for, against or withheld, and abstentions, respectively): (3,061,420 / 22,254 / 220)

Item 5.         Other Information - None
Item 6.         Exhibits and Reports on Form 8 - K.
   6(a)         Exhibits - None
   6(b)         Reports on Form 8-K - None.

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                 BALANCE SHEETS


                                                                                        NOVEMBER 30,             AUGUST 31,
                                  ASSETS                                                   2001                     2001
                                  ------                                             --------------------    --------------------
CURRENT ASSETS                                                               NOTE        (UNAUDITED)              (AUDITED)
--------------                                                               ----    --------------------    --------------------

  Cash....................................................................            $               --      $          282,721
  Accounts receivable.....................................................                     4,456,856               3,449,430
  Costs and estimated gross loss in excess
      of  billings on contracts in process................................     2               4,648,007               4,153,569
  Inventories.............................................................                       308,977                 308,977
  Prepaid expenses and other current assets...............................                       130,497                  97,289
                                                                                         ----------------        ----------------
            Total current assets..........................................                     9,544,337               8,291,986

PROPERTY, PLANT AND EQUIPMENT, NET........................................     3              15,682,715              16,146,059
PERISHABLE TOOLING........................................................                       546,742                 572,822
OTHER ASSETS..............................................................                       135,770                 135,770
                                                                                         ----------------        ----------------

            Total assets..................................................            $       25,909,564      $       25,146,637
                                                                                         ================        ================

                             LIABILITIES AND
                           STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt.......................................     4      $        7,225,648      $        1,875,631
  Accounts payable........................................................                       464,041                 898,212
  Accrued liabilities.....................................................                       485,244                 342,007
                                                                                         ----------------        ----------------
            Total Current liabilities.....................................                     8,174,933               3,115,850

LONG-TERM DEBT............................................................     4               3,050,448               6,526,729
ACCRUED LEASE EXPENSE.....................................................                       688,004                 692,094
                                                                                         ----------------        ----------------
            Total liabilities.............................................                    11,913,385              10,334,673
                                                                                         ----------------        ----------------

PREFERRED STOCK - no par value, $100 mandatory redemption value:
       Authorized - 5,000 shares
       Issued and outstanding - no shares.................................                            --                      --

STOCKHOLDERS' EQUITY:
Preferred stock - no par value,
     Authorized - 200,000 shares
     Issued and outstanding - no shares...................................                            --                      --
  Common stock - No par value:
     Authorized - 9,785,575 shares                                             1
     Issued and outstanding - 3,379,609 shares at
     November 30, 2001 and August 31, 2001................................                    15,115,466              15,115,466
  Retained deficit........................................................     1             (1,119,287)               (303,502)
                                                                                         ----------------        ----------------
            Total stockholders' equity....................................                    13,996,179              14,811,964
                                                                                         ----------------        ----------------
            Total liabilities and stockholders'
              Equity......................................................            $       25,909,564     $        25,146,637
                                                                                         ================        ================



                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)






                                                                               FOR THE THREE MONTHS ENDED
                                                                                       NOVEMBER 30
                                                                            ---------------- --- ----------------
                                                                                 2001                 2000
                                                                            ----------------     ----------------

SALES..................................................................  $        3,363,674   $        4,591,897
COST OF SALES..........................................................           3,545,576            4,326,424
                                                                            ----------------     ----------------

      GROSS PROFIT (LOSS)..............................................           (181,902)              265,473

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES............................................             465,867              528,303
                                                                            ----------------     ----------------

      LOSS FROM OPERATIONS.............................................           (647,769)            (262,830)

OTHER (EXPENSE)
   INTEREST EXPENSE....................................................           (167,779)            (240,689)
   OTHER EXPENSE.......................................................               (237)                (182)
                                                                           ----------------      ----------------
      TOTAL OTHER EXPENSE..............................................           (168,016)            (240,871)

LOSS BEFORE INCOME TAX BENEFIT.........................................           (815,785)            (503,701)
                                                                            ----------------     ----------------

INCOME TAX BENEFIT.....................................................           --                   (171,258)
                                                                            ----------------    -----------------

NET LOSS AVAILABLE FOR COMMON SHARES                                     $        (815,785)   $        (332,443)
                                                                            ================     ================

BASIC AND DILUTED LOSS PER COMMON SHARE................................  $            (.24)   $            (.10)
                                                                            ================     ================

BASIC AND DILUTED COMMON SHARES OUTSTANDING............................           3,379,609            3,379,609
                                                                            ================     ================
















                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)





                                                                                       FOR THE THREE MONTHS ENDED
                                                                                              NOVEMBER 30,
                                                                                -----------------------------------------
                                                                                      2001                    2000
                                                                                ------------------      -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss.............................................................      $          (815,785)    $         (332,443)
  Adjustments to reconcile net income to net cash
    from operating activities:
      Depreciation and amortization....................................                   477,441                476,212
      Deferred taxes...................................................                   --                   (171,258)
      (Increase) decrease in assets:
         Accounts receivable...........................................               (1,007,426)                516,584
         Costs and estimated gross profit/loss in
         excess of billings on contracts in
         process.......................................................                 (494,438)              1,031,683
         Perishable tooling............................................                    26,080               (49,345)
         Prepaid expenses and other current assets.....................                  (33,208)               (11,463)
      Increase (decrease) in liabilities:
         Accounts payable..............................................                 (434,170)              (595,696)
         Accrued lease expense.........................................                   (4,090)                    585
         Accrued liabilities...........................................                   143,236               (78,837)
                                                                                ------------------      -----------------
Net cash provided by/(used in) operating activities....................
                                                                            $         (2,142,360)    $           786,022
                                                                                ------------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment...........................                  (14,097)              (250,395)
                                                                                ------------------      -----------------

Net cash used in investing activity....................................     $            (14,097)    $         (250,395)
                                                                                ------------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments)on revolving
   credit line.........................................................                 2,369,728              (120,202)
  Principal payments on notes payable to bank and
   non-revolving equipment line of credit..............................                 (495,992)              (495,990)
                                                                                ------------------      -----------------
Net cash provided by/(used in) financing
   activities..........................................................     $           1,873,736    $         (616,192)
                                                                                ------------------      -----------------

NET DECREASE IN CASH...................................................     $           (282,721)    $          (80,565)
                                                                                ------------------      -----------------

CASH - Beginning of Period.............................................                   282,721                113,699
                                                                                ------------------      -----------------

CASH - End of Period...................................................     $             --         $            33,134
                                                                                ==================      =================



                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2001

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

In the opinion of management, the Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly such information in accordance with generally accepted accounting principles. These Financial Statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K dated November 12, 2001, for the fiscal year ended August 31, 2001.

The results of operations for the three-month period ended November 30, 2001 is not indicative of the results to be expected for the full year.

NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:


                                                                                   NOVEMBER 30,               AUGUST 31,
                                                                                       2001                     2001
                                                                                ------------------        -----------------

Costs incurred on contracts in process under the
   percentage of completion method.....................................      $          6,668,019      $         8,587,454
Estimated gross loss...................................................                 (800,000)                (650,000)
                                                                                ------------------        -----------------
        Total..........................................................                 5,868,019                7,937,454
Less progress payments received and progress
   billings to date....................................................                 1,220,012                3,783,885
Plus costs incurred on contracts in process under
   the completed contract method.......................................                        --                       --
                                                                                ------------------        -----------------
        Costs and estimated gross loss in excess
          of billings on contracts in process..........................      $          4,648,007      $         4,153,569
                                                                                ==================        =================


Included in estimated gross loss for November 30, 2001 and August 31, 2001 are jobs with losses accrued of $944,126 and $763,980, respectively.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:



                                                                                       NOVEMBER 30,           AUGUST 31,
                                                                                           2001                  2001
                                                                                     ------------------     ----------------

Lease and leasehold improvements................................................  $          1,501,015   $        1,501,015
Office furniture and fixtures...................................................               194,993              194,993
Machinery and equipment.........................................................            22,865,732           22,865,732
Construction in Process.........................................................                29,718               23,913
Computer equipment and software.................................................             2,218,670            2,210,378
Transportation equipment........................................................               133,365              133,365
                                                                                     ------------------     ----------------
     Total cost.................................................................            26,943,493           26,929,396
Accumulated depreciation and amortization.......................................            11,260,778           10,783,337
                                                                                     ------------------     ----------------
     Net carrying amount........................................................  $         15,682,715   $       16,146,059
                                                                                     ==================     ================


                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2001
NOTE 4 - LONG-TERM DEBT

The Company's long-term debt, which is subject to certain covenants discussed below, consists of the following:


                                                                                      NOVEMBER 30,           AUGUST 31,
                                                                                          2001                  2001
                                                                                    ------------------    -----------------

REVOLVING WORKING CAPITAL CREDIT LINE

The revolving  working capital credit line is  collateralized  by  substantially all  assets of the  Company  and  provides  for  borrowing,  subject  to certain collateral  requirements  of  up to  $6.5  million.  The  agreement  requires  a commitment  fee of .25% per annum on the  average  daily  unused  portion of the revolving  credit  line.  The credit line is due  September  1, 2002,  and bears interest,  payable  monthly,  at 1.0% above the bank's prime rate(as of November
30, 2001, an effective rate of 6.5%)............................................ $         5,512,518   $        3,142,790

NOTES PAYABLE TO BANK

Note payable to bank, collateralized by substantially all assets of the Company, is due July 19, 2002, and is payable in monthly installments of $54,167 plus interest, payable monthly, at either LIBOR plus 2.25% or at .25% below the bank's prime rate (as of November 30, 2001, an effective rate of 5.25%), at the
election of the Company.........................................................             379,166              541,667

Note payable to bank,  collateralized by specific assets of the Company, payable in monthly installments of $55,556,  plus simple interest of 7.26%, due December
31, 2003......................................................................             2,111,096            2,277,764

Note payable to bank,  collateralized by specific assets of the Company, payable in monthly  installments of $16,666 plus simple interest of 8.04%, due September
1, 2004.........................................................................             566,667              616,667

NON-REVOLVING EQUIPMENT LINE OF CREDIT

$3,271,000  equipment line of credit is collateralized by specific assets of the
Company,  is due  November 1, 2004,  and is payable in monthly  installments  of
$38,941 plus interest,  payable  monthly,  at either LIBOR plus 2.25% or at .25%
below the bank's  prime rate (as of November  30,  2001,  an  effective  rate of
5.25%), at the election of the Company..........................................           1,706,649            1,823,472
                                                                                    ------------------    -----------------

           Total long-term debt.................................................  $       10,276,096   $        8,402,360
           Less current portion.................................................           7,225,648            1,875,631
                                                                                    ------------------    -----------------
           Long-term debt-- Net.................................................  $        3,050,448   $        6,526,729
                                                                                    =================     ================


In accordance with the third amended loan agreement, the Company is required to maintain certain levels of tangible net worth, ratio of total liabilities to tangible net worth, and earnings before interest, taxes, depreciation and amortization and prohibit the payment of common stock cash dividends. At November 30, 2001, the Company was in compliance with the earnings before interest, taxes, depreciation and amortization covenants. The Company was not in compliance with the tangible net worth and ratio of total liabilities to tangible net worth covenants as of November 30, 2001. The Company anticipates that their lender will waive these covenant violations through December 1, 2002.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Statement of Operations as a percentage of sales.



                                                                                   FOR THE THREE MONTHS ENDED
                                                                                           NOVEMBER 30
                                                                                   ------------------------------
                                                                                         2001            2000
                                                                                   ------------      -----------

       SALES...................................................................          100.0%           100.0%
       COST OF SALES...........................................................          105.4%            94.2%
                                                                                    ------------      -----------

                    GROSS PROFIT /(LOSS).......................................           (5.4%)            5.8%

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.............................           13.8%            11.5%
                                                                                    ------------      -----------

                     LOSS FROM OPERATIONS......................................          (19.2%)           (5.7%)

         INTEREST EXPENSE......................................................           (5.0%)           (5.2%)
                                                                                    ------------      -----------
                TOTAL INTEREST EXPENSE ........................................                            (5.2%)

       LOSS BEFORE INCOME TAX BENEFIT..........................................          (24.2%)          (10.9%)

       INCOME TAXES BENEFIT....................................................            --              (3.7%)
                                                                                    ------------      -----------

                   NET LOSS....................................................          (24.2%)           (7.2%)
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

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2001 TO THE THREE MONTHS ENDED NOVEMBER 30, 2000.

REVENUES - Revenues for the three months ended November 30, 2001 totaled $3.4 million as compared to $4.6 million for the three months ended November 30, 2000, a decrease of $1.2 million or 27%. This was a result of the decrease in market demand for automotive tooling systems during the past eighteen months. In addition, limited contracts have been released during this period and of those contracts that were released, most were competitively bid and resulted in extreme erosion of contract pricing. These factors continue to lower contract revenue as well as contract margins during fiscal 2002. The Company, in securing new contracts during fiscal 2001 and the first quarter of 2002, utilized a strategy of bidding on contracts at rates that would maintain contribution margin if such was awarded to the Company.

As a result of these market conditions, the Company has instituted specific cost containment measures. These containments include direct labor layoffs of approximately 75 employees or 45% of the normal workforce and suspension of the Company's matching contribution to the Company 401(K) Plan for all employees. The Company anticipates the decline in contract releases will also negatively effect the Company's financial results at least through 2002.

COST OF SALES - Cost of sales was $3.5 million or 105% of sales for the three months ended November 30, 2001 as compared to $4.3 million or 94% of sales for the three months ended November 30, 2000. The decrease in gross margin was largely due to the decrease in revenue as well as erosion of contract pricing during the past eighteen months. The Company continues to review and lower all fixed expenses where applicable in order to maintain the lowest possible cost rate.

Direct costs expense decreased from $2.2 million in 2000 to $1.6 million in 2001, however as a percent of sales it increased from 47.6% to 48.3%. Direct labor expense was $0.9 million in 2001 as compared to $1.3 million in 2000, however as a percent of sales, direct labor expense remained consistent at 28%. The Company incurred 41,400 shop floor hours during the first quarter of 2002 as compared to 63,600 during the same period of 2001, a decrease of 22,200 hours or 35%. This decrease was a direct result of lower contract levels during the first quarter of 2002. Other direct cost decreases included $181,000 in direct material expense and $40,000 in outside service expenses.

Engineering expense decreased from $343,000 for the three months ended November 30, 2000 to $322,000 for the same period this year, however as a percent of sales engineering expense increased from 7.5% to 9.6% as a result of the decrease in revenues in the first quarter ended November 30, 2001. The largest decrease in engineering expense was $19,500 in engineering salaries as a result of the Company decreasing its engineering headcount.

Manufacturing overhead expense decreased from $1,795,000 or 39.1% of sales for the three months ended November 30, 2000 to $1,600,000 or 47.6% of sales for the three months ended November 30, 2001. The largest increase in the first three months of 2001 as compared to 2000 was the increase of $32,000 in building rent and property taxes expense. This increase was a result of the expiration of a sublease for space in the Company's facility in 2001. This increase was offset by decreases of $127,000 in labor and payroll taxes, $39,000 in medical insurance expense, $38,000 in manufacturing supplies and perishable tooling expense.

SELLING & ADMINISTRATIVE EXPENSES - Selling and administrative expenses decreased from $528,000 or 11.5% of sales for the three months ended November 30, 2000 to $466,000 or 13.8% of sales for the three months ended November 30, 2001. This decrease was largely due to decreases of $58,000 in State of Michigan Single Business Tax, $34,000 in public company costs, $30,000 in charitable contributions, and $15,000 in director fees. These decreases were offset by increases of $45,000 in legal and professional fees, $18,000 in technology expense, and $9,000 in selling travel expenses.

INTEREST EXPENSE - Interest expense for the three months ended November 30, 2001 was approximately $168,000 as compared to approximately $241,000 for the three months ended November 30, 2000. As a percentage of sales, interest expense decreased from 5.2% in the quarter ended November 30, 2000 to 5.0% for the quarter ended November 30, 2001. This was a result of lower debt levels as well as lower interest rates during the quarter ended November 30, 2001 as compared to the same period last year.

FEDERAL INCOME TAXES
For the three months ended November 30, 2001, the Company recorded a valuation allowance of $277,367 to offset the income tax benefit. As of November 30, 2001, the Company had approximately $3,091,000 of net operating loss carryfowards which will expire in fiscal 2020 through 2022, if unused, as well as $155,000 of alternative minimum tax credits that do not expire.

LIQUIDITY AND CAPITAL RESOURCES
During the three months ended November 30, 2001, the Company's cash used in operating activities was $2,142,000. This largely resulted from increases of $1,007,000 in accounts receivable and $494,000 in contracts in process. From investing activities, the Company acquired additional machinery and equipment of $14,000. From financing activities, the Company used $496,990 to reduce long-term debt and borrowed an additional $2,370,000 on the revolving working capital credit line. The Company believes that the unused portion of the revolving bank working capital credit line and the funds generated from operations will be sufficient to cover anticipated cash needs through fiscal 2002. However, depending on the level of future sales, an expanded credit line may be necessary to finance increases in trade accounts receivable and contracts in process. The Company believes it will be able to obtain such expanded credit line, if required, on generally the same terms as the existing credit line.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 14, 2002


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