Form 10-Q
period 2002-02-28
RIVIERA TOOL CO
filed 2002-04-15
CIK 1018349

                     U.S SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10 - Q



               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



                     For The Quarter Ended February 28, 2002
                       Commission File Number 001 - 12673




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

The number of Common Shares outstanding at April 15, 2002 was 3,379,609.

                                     PART I
                              FINANCIAL INFORMATION
                                      INDEX

                                                                                                                Page No.
Item 1.    Financial Statements

           Balance Sheets as of February 28, 2002 and August 31, 2001........................................      3

           Statements of Operations for the Three and Six Months Ended February 28, 2002 and 2001............      4

           Statements of Cash Flows for the Three and Six Months Ended February 28, 2002 and 2001............      5

           Notes to Financial Statements.....................................................................      6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.............      8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk - None                                      --

                                     PART II
                                OTHER INFORMATION
                                      INDEX

Item 1. Legal Proceedings - The Company is involved in legal proceedings, which are ordinary or routine to its operations. In the opinion of management, no existing proceedings would have a significant effect on the financial condition, results of operations and cash flows of the Company, if determined against the Company.

Item 2.    Changes in Securities - None

Item 3.    Default Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None.

Item 5.    Other Information - None
Item 6.    Exhibits and Reports on Form 8 - K.
     6(a)  Exhibits - None
     6(b)  Reports on Form 8-K - None.

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS


                                 BALANCE SHEETS

                                                                                         FEBRUARY 28,            AUGUST 31,
                                  ASSETS                                                     2002                   2001
                                  ------                                             --------------------    --------------------
CURRENT ASSETS                                                               NOTE        (UNAUDITED)              (AUDITED)
--------------                                                               ----    --------------------    --------------------
  Cash....................................................................            $          146,934      $          282,721
  Accounts receivable.....................................................                     5,483,244               3,449,430
  Costs net of estimated gross loss in excess
      Of billings on contracts in process.................................     2               4,029,096               4,153,569
  Inventories.............................................................                       308,977                 308,977
  Prepaid expenses and other current assets...............................                       132,715                  97,289
                                                                                         ----------------        ----------------
            Total Current assets..........................................                    10,100,966               8,291,986

PROPERTY, PLANT AND EQUIPMENT, NET........................................     3              15,229,094              16,146,059
PERISHABLE TOOLING........................................................                       534,620                 572,822
OTHER ASSETS..............................................................                       178,060                 135,770
                                                                                         ----------------        ----------------

            Total assets..................................................            $       26,042,740      $       25,146,637
                                                                                         ================        ================

                             LIABILITIES AND
                           STOCKHOLDERS' EQUITY
                           --------------------
CURRENT LIABILITIES
-------------------
  Current portion of long-term debt.......................................     4      $        8,050,148      $        1,875,631
  Accounts payable........................................................                       664,473                 898,212
  Accrued liabilities.....................................................                       555,059                 342,007
                                                                                         ----------------        ----------------
            Total Current liabilities.....................................                     9,269,680               3,115,850

LONG-TERM DEBT............................................................     4               2,780,957               6,526,729
ACCRUED LEASE EXPENSE.....................................................                       683,914                 692,094
                                                                                         ----------------        ----------------
            Total liabilities.............................................                    12,734,551              10,334,673
                                                                                         ----------------        ----------------

PREFERRED STOCK - no par value,
       $100 mandatory redemption value:
       Authorized - 5,000 shares
       Issued and outstanding - no shares.................................                            --                      --

STOCKHOLDERS' EQUITY:
Preferred stock - no par value,
     Authorized - 200,000 shares
     Issued and outstanding - no shares...................................                            --                      --
  Common stock - No par value:
     Authorized - 9,785,575 shares                                             1
     Issued and outstanding - 3,379,609 shares at
     February 28, 2002 and August 31, 2001................................                    15,115,466              15,115,466
  Retained deficit........................................................     1             (1,807,277)               (303,502)
                                                                                         ----------------        ----------------
            Total stockholders' equity....................................                    13,308,189              14,811,964
                                                                                         ----------------        ----------------
            Total liabilities and stockholders'
              equity......................................................            $       26,042,740     $        25,146,637
                                                                                         ================        ================

                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 FOR THE THREE MONTHS                    FOR THE SIX MONTHS
                                                                   ENDED FEBRUARY 28,                    ENDED FEBRUARY 28,
                                                         -----------------------------------    ------------------------------------
                                                               2002              2001                 2002               2001
                                                         -----------------  ----------------    -----------------  -----------------
SALES................................................    $      3,452,082   $     2,386,136     $      6,815,756   $      6,978,033
COST OF SALES........................................           3,593,381         3,732,166            7,138,957          8,058,590
                                                         -----------------  ----------------    -----------------  -----------------

      GROSS LOSS.....................................           (141,299)       (1,346,030)            (323,201)        (1,080,557)

SELLING AND ADMINISTRATIVE EXPENSES..................             377,939           321,445              843,806            849,748
                                                         -----------------  ----------------    -----------------  -----------------

      LOSS FROM OPERATIONS...........................           (519,238)       (1,667,475)          (1,167,007)        (1,930,305)

OTHER INCOME (EXPENSE)
   INTEREST EXPENSE..................................           (169,200)         (215,407)            (336,979)          (456,096)
   OTHER INCOME/(EXPENSE)............................                448                83                  211               (98)
                                                         -----------------  ----------------    -----------------  -----------------
      TOTAL OTHER EXPENSE - NET......................           (168,752)         (215,324)            (336,768)          (456,194)

LOSS BEFORE TAXES ON INCOME..........................           (687,990)       (1,882,799)          (1,503,775)        (2,386,499)
                                                         -----------------  ----------------    -----------------  -----------------

INCOME TAX CREDIT....................................                 --          (640,152)                  --           (811,410)
                                                         -----------------  ----------------    -----------------  -----------------

NET LOSS AVAILABLE FOR COMMON
    SHARES...........................................    $      (687,990)   $   (1,242,647)     $    (1,503,775)   $    (1,575,089)
                                                         =================  ================    =================  =================

BASIC AND DILUTED LOSS PER COMMON SHARE..............    $          (.20)   $         (.37)     $          (.44)   $          (.47)
                                                         =================  ================    =================  =================

BASIC AND DILUTED COMMON SHARES OUTSTANDING..........           3,379,609         3,379,609            3,379,609          3,379,609
                                                         =================  ================    =================  =================











                       See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       FOR THE SIX MONTHS ENDED
                                                                                             FEBRUARY 28,
                                                                                ---------------------------------------
                                                                                      2002                   2001
                                                                                ------------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss.............................................................      $        (1,503,775)    $       (1,575,089)
  Adjustments to reconcile net income to net cash
    From operating activities:
      Depreciation and amortization....................................                   954,882                952,424
      Deferred taxes...................................................                        --              (811,410)
      (Increase) decrease in assets:
         Accounts receivable...........................................               (2,033,814)              5,095,346
         Federal income tax receivable.................................                        --                673,897
         Costs and estimated gross profit/loss in
         excess of billings on contracts in
         process.......................................................                   124,473              (352,108)
         Perishable tooling............................................                    38,202               (29,590)
         Prepaid expenses and other current assets.....................                  (35,426)                 49,387
      Increase (decrease) in liabilities:
         Accounts payable..............................................                 (233,739)              (834,093)
         Accrued lease expense.........................................                   (8,180)                  1,168
         Accrued liabilities...........................................                   213,052                 10,306
                                                                                ------------------      -----------------

Net cash provided by/(used in) operating activities....................  $            (2,484,325)    $         3,180,238
                                                                                ------------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in other assets.............................................                  (42,290)                     --
  Additions to property, plant and equipment...........................                  (37,917)              (464,408)
                                                                                ------------------      -----------------

Net cash used in investing
Activities.............................................................  $               (80,207)    $         (464,408)
                                                                                ------------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) on revolving
   Credit line.........................................................                 3,356,728            (1,854,722)
  Principal payments on notes payable to bank and
   non-revolving equipment line of credit..............................                 (927,983)              (953,041)
                                                                                ------------------      -----------------
Net cash provided by/(used in) financing
Activities.............................................................    $            2,428,745    $       (2,807,763)
                                                                                ------------------      -----------------

NET DECREASE IN CASH...................................................    $            (135,787)    $          (91,933)
                                                                                ------------------      -----------------

CASH - Beginning of Period.............................................                   282,721                113,699
                                                                                ------------------      -----------------

CASH - End of Period...................................................    $              146,934    $            21,766
                                                                                ==================      =================



                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002

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

The results of operations for the three and six month periods ended February 28, 2002 is not indicative of the results to be expected for the full year.

NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:

                                                                                  FEBRUARY 28,                AUGUST 31,
                                                                                      2002                      2001
                                                                                ------------------        -----------------
Costs incurred on contracts in process under the
   Percentage of completion method.....................................      $          8,210,002      $         8,587,454
Estimated gross loss...................................................                 (600,000)                (650,000)
                                                                                ------------------        -----------------
        Total..........................................................                 7,610,002                7,937,454
Less progress payments received and progress
   Billings to date....................................................                 3,588,463                3,783,885
Plus costs incurred on contracts in process under
   the completed contract method.......................................                     7,557                       --
                                                                                ------------------        -----------------
        Costs and estimated gross loss in excess
          of billings on contracts in process..........................      $          4,029,096      $         4,153,569
                                                                                ==================        =================

Included in estimated gross loss for February 28, 2002 and August 31, 2001 are jobs with losses accrued of $1,107,635 and $763,980, respectively.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

                                                                                       FEBRUARY 28,           AUGUST 31,
                                                                                           2002                  2001
                                                                                     ------------------     ----------------
Lease and leasehold improvements................................................  $          1,501,015   $        1,501,015
Office furniture and fixtures...................................................               195,310              194,993
Machinery and equipment.........................................................            22,865,732           22,865,732
Construction in Process.........................................................                49,535               23,913
Computer equipment and software.................................................             2,222,356            2,210,378
Transportation equipment........................................................               133,365              133,365
                                                                                     ------------------     ----------------
     Total cost.................................................................            26,967,314           26,929,396
Accumulated depreciation and amortization.......................................            11,738,220           10,783,337
                                                                                     ------------------     ----------------
     Net carrying amount........................................................  $         15,229,094   $       16,146,059
                                                                                     ==================     ================

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002

NOTE 4 - LONG-TERM DEBT

The Company's long-term debt, which is subject to certain covenants discussed below, consists of the following:

                                                                                       FEBRUARY 28,            AUGUST 31,
                                                                                           2002                   2001
                                                                                     ------------------     -----------------
REVOLVING WORKING CAPITAL CREDIT LINE

The revolving working capital credit line is collateralized by substantially all assets of the Company and provides for borrowing, subject to certain collateral requirements of up to $6.5 million. The agreement requires a commitment fee of
..25% per annum on the average daily unused portion of the revolving credit line.
The credit line is due September 1, 2002, and bears interest, payable monthly, at 1.0% above the bank's prime rate(as of February 28, 2002, an effective rate
of 5.75%)......................................................................... $         6,499,518   $         3,142,790

NOTES PAYABLE TO BANK

Note payable to bank, collateralized by substantially all assets of the Company, is due July 19, 2002, and is payable in monthly installments of $54,167 plus interest, payable monthly, at either LIBOR plus 2.25% or at .25% below the bank's prime rate (as of February 28, 2002, an effective rate of 4.5%), at the
election of the Company...........................................................             216,666               541,667

Note payable to bank, collateralized by specific assets of the Company, payable in monthly installments of $55,556, plus simple interest of 7.26%, due December
31, 2003..........................................................................           1,944,428             2,277,764

Note payable to bank, collateralized by specific assets of the Company, payable in monthly installments of $16,666 plus simple interest of 8.04%, due September
1, 2004...........................................................................             516,671               616,667

NON-REVOLVING EQUIPMENT LINE OF CREDIT

$3,271,000 equipment line of credit is collateralized by specific assets of the
Company, is due November 1, 2004, and is payable in monthly installments of
$38,941 plus interest, payable monthly, at either LIBOR plus 2.25% or at .25%
below the bank's prime rate (as of February 28, 2002, an effective rate of
4.5%), at the election of the Company.............................................           1,653,822             1,823,472
                                                                                     ------------------     -----------------

           Total long-term debt................................................... $        10,831,105   $         8,402,360
           Less current portion...................................................           8,050,148             1,875,631
                                                                                     ------------------    -----------------
           Long-term debt-- Net................................................... $         2,780,957   $         6,526,729
                                                                                     ==================    =================

The Company is required to maintain certain levels of tangible net worth, ratio of total liabilities to tangible net worth, and earnings before interest, taxes, depreciation and amortization and prohibit the payment of common stock cash dividends. At February 28, 2002, the Company was in compliance with the earnings before interest, taxes, depreciation and amortization and the tangible net worth covenants. The Company was not in compliance with the ratio of total liabilities to tangible net worth covenant as of February 28, 2002, however in March, 2002 the Company was in compliance with such covenant and believes it will maintain such covenant compliance.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods therein, the components of the Company's Statements of Operations as a percentage of sales.

                                                                 FOR THE THREE MONTHS               FOR THE SIX
                                                                  ENDED FEBRUARY 28,          MONTHS ENDED FEBRUARY 28,
                                                               --------------------------    --------------------------
                                                                  2002           2001           2002           2001
                                                               -----------    -----------    -----------    -----------
  SALES....................................................        100.0%         100.0%         100.0%         100.0%
  COST OF SALES............................................        104.1%         156.4%         104.7%         115.5%
                                                               -----------    -----------    -----------    -----------

        GROSS (LOSS) ......................................        (4.1%)        (56.4%)         (4.7%)        (15.5%)

  SELLING AND ADMINISTRATIVE EXPENSE.......................         10.9%          13.5%          12.4%          12.2%
                                                               -----------    -----------    -----------    -----------

        LOSS FROM OPERATIONS...............................       (15.0%)        (69.9%)        (17.1%)        (27.7%)

  OTHER INCOME (EXPENSE)
    INTEREST EXPENSE.......................................        (4.9%)         (9.0%)         (4.9%)         (6.5%)
    OTHER..................................................           --             --             --             --
                                                               -----------    -----------    -----------    -----------
        TOTAL OTHER EXPENSE - NET..........................        (4.9%)         (9.0%)         (4.9%)         (6.5%)

  LOSS BEFORE TAXES ON INCOME..............................       (19.9%)        (78.9%)        (22.0%)        (34.2%)

  INCOME TAX CREDIT........................................          --          (26.8%)           --          (11.6%)
                                                               -----------    -----------    -----------    -----------

              NET LOSS.....................................       (19.9%)        (52.1%)        (22.0%)        (22.6%)
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

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2002 TO THE THREE MONTHS ENDED FEBRUARY 28, 2001.

REVENUES - Revenues for the three months ended February 28, 2002 totaled $3.5 million as compared to $2.4 million for the three months ended February 28, 2001, an increase of $1.1 million or 45%. This is a result of increased shipments or completed contracts during the second quarter of 2002 as compared to the prior years second quarter. During the past twenty-four months, market demand for automotive tooling systems has declined. During this period limited contracts have been released and of those contracts that were released, most were competitively bid and resulted in erosion of contract pricing. These factors resulted in the Company having lower contract revenue as well as contract margins during fiscal 2001 and 2002.

As a direct result of these market conditions, the Company instituted specific cost containment measures in fiscal 2001 which have continued through 2002 such as direct labor layoffs, 45% of the normal workforce, and suspension of the Company's matching contribution to the Company 401(K) Plan for all employees.

During and subsequent to the second quarter of 2002, the Company received $21 million in purchase orders and letters of intent for upcoming models of Mercedes-Benz, BMW and Nissan Motors. The Company anticipates that revenue from the new contracts should contribute to revenue and earnings over the next 18-24 months.


COST OF SALES - Cost of sales was $3.6 million or 104% of sales for the three months ended February 28, 2002 as compared to $3.7 million or 156% of sales for the same period last year. The increase in gross margin was largely due to the Company's cost containment measures and the effect upon the Company's fixed manufacturing overhead. The Company continues to review and lower all fixed expenses where applicable in order to maintain the lowest possible cost rate.

Direct costs expense decreased from $1.8 million in 2001 to $1.7 million in 2002, as a percent of sales it decreased from 76.9% to 51.1%. Direct labor expense was $0.8 million in 2002 as compared to $1.1 million in 2001, as a percent of sales, direct labor expense decreased from 44.6% in 2001 to 24.5% in 2002. The Company incurred 40,400 shop floor hours during the second quarter of 2002 as compared to 52,700 during the same period of 2001, a decrease of 12,300 hours or 23%. This decrease was a direct result of lower direct labor requirements during the second quarter of 2002. Additionally, the Company continued to review all labor levels and reduced labor expense during the second quarter of 2002. Other direct costs increased from $770,000 in 2001 to $917,000 in 2002, however as a percent of sales, other direct costs decreased from 32.3% to 26.5%.

Engineering expense increased from $268,000 for the second quarter of 2001 to $322,500 for the second quarter of 2002, however as a percent of sales engineering expense decreased from 11.25% to 9.3%. The increase in engineering expense was largely in salaries as a result of increasing staffing levels for the Company's increased backlog.

Manufacturing overhead expense decreased from $1,629,000 or 68.3% of sales for the second quarter of 2001 to $1,508,000 or 43.7% of sales for the second quarter of 2002. The largest decreases in the second quarter of 2002 as compared to 2001 included $44,300 in indirect labor, vacation, holiday pay and related payroll taxes, $36,000 in machinery repair and maintenance expense and $35,000 in building rent, utilities, maintenance and supplies expenses. This decrease was offset by an increase of $22,000 in perishable tooling expense.


SELLING & ADMINISTRATIVE EXPENSES - Selling and administrative expenses increased from $321,000 or 13.5% of sales for the second quarter of 2001 to $378,000 or 10.9% of sales for the second quarter of 2002. This increase was largely due to increases of $62,000 in State of Michigan Single Business Tax, $22,000 in supervision salaries, $16,000 in legal and professional fees, $15,000 in public company expenses and $13,000 in employee training expense. These increases were offset by decreases of $43,000 in insurance expense, $14,000 in travel expenses and $10,000 deferred compensation/401(k) expense.

INTEREST EXPENSE - Interest expense for the second quarter of 2002 decreased to $169,000 or 4.9% of sales from $215,400 or 9.0% of sales for the second quarter of 2001. This was a result of lower debt levels as well as lower interest rates during the second quarter of 2002 as compared to the second quarter of 2001.


COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 2002 TO THE SIX MONTHS ENDED FEBRUARY 28, 2001.


REVENUES - Revenues for the six months ended February 28, 2002 totaled $6.8 million as compared to $7.0 million for the six months ended February 28, 2001, a decrease of $162,000 or 2.3%.

COST OF SALES - Cost of sales was $7.1 million or 105% of sales for the six months ended February 28, 2002 as compared to $8.1 million or 116% of sales for the same period last year. The increase in gross margin was largely due to the Company's cost containment measures and the effect upon the Company's fixed manufacturing overhead. The Company continues to review and lower all fixed expenses where applicable in order to maintain the lowest possible cost rate.

Direct costs expense decreased from $4.0 million in 2001 to $3.4 million in 2002, as a percent of sales it decreased from 57.6% to 49.7%. Direct labor expense was $1.8 million in 2002 as compared to $2.3 million in 2001, as a percent of sales, direct labor expense decreased from 33.6% in 2001 to 26.1% in 2002. The Company incurred 88,900 shop floor hours during the first and second quarters of 2002 as compared to 125,900 during the same period of 2001, a decrease of 37,000 hours or 29%. This decrease was a direct result of lower contract level requirements during the first and second quarter of 2002. Other direct costs decreased from $1.7 million in 2001 to $1.6 million in 2002, however as a percent of sales, other direct costs remained consistent at 24%.

Engineering expense increased from $612,000 for first and the second quarter of 2001 to $644,400 for same period of 2002, as a percent of sales engineering expense increased from 8.8% to 9.5%. The increase in engineering expense was largely in salaries as a result of increasing staffing levels for the Company's increased backlog. Such resulted in the Company increasing design and project management staffing.

Manufacturing overhead expense decreased from $3.4 million or 49.1% of sales for the first and second quarter of 2001 to $3.1 million or 45.6% of sales for the first and second quarter of 2002. The largest decreases during this period in 2002 as compared to 2001 included $182,000 in indirect labor, vacation, holiday pay and related payroll taxes, $40,000 in medical, workers compensation and general insurance, $35,000 in machinery repair and maintenance expense, $22,000 in building rent, utilities, maintenance and supplies expenses and $15,000 in manufacturing supplies expense.


SELLING & ADMINISTRATIVE EXPENSES - Selling and administrative expenses decreased slightly from $849,700 or 12.1% of sales for the first and second quarter of 2001 to $843,800 or 12.4% of sales in 2002. Increases in the first and second quarters of 2002 as compared to 2001 included increases of $61,000 in legal and professional fees, $37,000 in supervision and office salaries, $22,000 in employee training expense and $10,000 in dues and subscriptions expense. These increases were offset by decreases of $43,000 in insurance expense, $30,000 in contributions expense, $20,000 in director fees, $19,000 in public company expenses, $16,000 in deferred compensation/401(k) expense, $10,000 in advertising expense and $8,000 in meals and entertainment expense.

INTEREST EXPENSE - Interest expense for the first and second quarter of 2002 decreased to $337,000 or 4.9% of sales from $456,000 or 6.5% of sales for the 2001. This was a result of lower debt levels as well as lower interest rates during 2002 as compared to 2001.


FEDERAL INCOME TAXES
For the six months ended February 28, 2002, the Company recorded a valuation allowance of approximately $511,000 to offset the income tax benefit. As of February 28, 2002, the Company had approximately $3,602,000 of net operating loss carryforwards which will expire in fiscal 2020 through 2022, if unused, as well as $155,000 of alternative minimum tax credits that do not expire.


LIQUIDITY AND CAPITAL RESOURCES
During the six months ended February 28, 2002, the Company's cash used in operating activities was $2,484,000. This largely resulted from an increase of $2,034,000 in accounts receivable and a decrease of $234,000 in accounts payable. From investing activities, the Company acquired additional machinery and equipment of $38,000. From financing activities, the Company used $928,000 to reduce long-term debt and borrowed an additional $3,357,000 on the revolving working capital credit line. Subsequent to February 28, 2002, the revolving working capital credit line balance was reduced by approximately $3.4 million representing proceeds from the collection of accounts receivable. The Company believes that the unused portion of the revolving bank working capital credit line and the funds generated from operations will be sufficient to cover anticipated cash needs through fiscal 2002. However, depending on the level of future sales and terms of such sales, an expanded credit line may be necessary to finance increases in trade accounts receivable and contracts in process. The Company believes it will be able to obtain such expanded credit line, if required, on generally the same terms as the existing credit line.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2002


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