Form 10-Q
period 2002-05-31
RIVIERA TOOL CO
filed 2002-07-15
CIK 1018349

                     U.S SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10 - Q
                                   -----------


               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934



                       For The Quarter Ended May 31, 2002
                       Commission File Number 001 - 12673




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

The number of Common Shares outstanding at July 12, 2002 was 3,379,609.

                                     PART I
                              FINANCIAL INFORMATION
                                      INDEX


                                                                        Page No.
Item 1.         Financial Statements

                Balance Sheets as of May 31, 2002 and August 31, 2001....   3

                Statements of Operations for the Three and Nine Months
                Ended May 31, 2002 and 2001..............................   4

                Statements of Cash Flows for the Nine Months Ended
                May 31, 2002 and 2001....................................   5

                Notes to Financial Statements............................   6

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................   8

Item 3.         Quantitative and Qualitative Disclosures about
                Market Risk - None                                         --

                                     PART II
                                OTHER INFORMATION
                                      INDEX

Item 1. Legal Proceedings - During the quarter ended May 31, 2002 the Company settled its litigation with Dana Corporation. Such settlement was favorable to the Company.

Item 2.         Changes in Securities - None

Item 3.         Default Upon Senior Securities - None

Item 4.         Submission of Matters to a Vote of Security Holders - None.

Item 5.         Other Information - None
Item 6.         Exhibits and Reports on Form 8 - K.
   6(a)         Exhibits - None
   6(b)         Reports on Form 8-K - None.

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                 BALANCE SHEETS



                                  ASSETS                                                    MAY 31,               AUGUST 31,
                                  ------                                                     2002                    2001
                                                                                     --------------------    --------------------
CURRENT ASSETS                                                               NOTE        (UNAUDITED)               (AUDITED)
--------------                                                               ----    --------------------    --------------------
  Cash....................................................................               $        53,415         $       282,721
  Accounts receivable.....................................................                     4,592,395               3,449,430
  Costs net of estimated gross loss in excess
      Of billings on contracts in process.................................     2               3,931,056               4,153,569
  Inventories.............................................................                       308,977                 308,977
  Prepaid expenses and other current assets...............................                       198,668                  97,289
                                                                                         ---------------         ---------------
            Total Current assets..........................................                     9,084,511               8,291,986

PROPERTY, PLANT AND EQUIPMENT, NET........................................     3              14,938,198              16,146,059
PERISHABLE TOOLING........................................................                       540,818                 572,822
OTHER ASSETS..............................................................                       178,060                 135,770
                                                                                         ---------------         ---------------

            Total assets..................................................               $    24,741,587         $    25,146,637
                                                                                         ===============         ===============

                             LIABILITIES AND
                           STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
-------------------
  Current portion of long-term debt.......................................     4         $     7,292,683         $     1,875,631
  Accounts payable........................................................                       575,775                 898,212
  Accrued liabilities.....................................................                       578,281                 342,007
                                                                                         ---------------         ---------------
            Total Current liabilities.....................................                     8,446,739               3,115,850

LONG-TERM DEBT............................................................     4               2,759,466               6,526,729
ACCRUED LEASE EXPENSE.....................................................                       679,825                 692,094
                                                                                         ---------------         ---------------
            Total liabilities.............................................                    11,886,030              10,334,673
                                                                                         ---------------         ---------------

PREFERRED STOCK - no par value, $100 mandatory redemption value:
       Authorized - 5,000 shares
       Issued and outstanding - no shares.................................                            --                      --

STOCKHOLDERS' EQUITY:
Preferred stock - no par value,
     Authorized - 200,000 shares
     Issued and outstanding - no shares...................................                            --                      --
  Common stock - No par value:
     Authorized - 9,785,575 shares                                             1
     Issued and outstanding - 3,379,609 shares at
     May 31, 2002 and August 31, 2001.....................................                    15,115,466              15,115,466
  Retained deficit........................................................     1              (2,259,909)               (303,502)
                                                                                         ---------------         ---------------
            Total stockholders' equity....................................                    12,855,557              14,811,964
                                                                                         ---------------         ---------------
            Total liabilities and stockholders'
              equity......................................................               $    24,741,587         $    25,146,637
                                                                                         ===============         ===============



                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                          FOR THE THREE MONTHS                     FOR THE NINE MONTHS
                                                             ENDED MAY 31,                            ENDED MAY 31,
                                                 ----------------- -- ----------------    ----------------- -- -----------------
                                                       2002                2001                 2002                 2001
                                                 -----------------    ----------------    -----------------    -----------------
SALES .....................................        $  3,702,425         $  2,301,545         $ 10,518,181         $  9,279,578
COST OF SALES .............................           3,565,402            3,149,592           10,704,359           11,208,182
                                                   ------------         ------------         ------------         ------------

      GROSS PROFIT/(LOSS) .................             137,023             (848,047)            (186,178)          (1,928,604)

SELLING AND ADMINISTRATIVE EXPENSES .......             440,943              427,070            1,284,749            1,276,818
                                                   ------------         ------------         ------------         ------------

      LOSS FROM OPERATIONS ................            (303,920)          (1,275,117)          (1,470,927)          (3,205,422)

OTHER INCOME (EXPENSE)
   INTEREST EXPENSE .......................            (149,769)            (146,882)            (486,748)            (602,978)
   OTHER INCOME/(EXPENSE)..................               1,057                 --                  1,268                  (98)
                                                   ------------         ------------         ------------         ------------

      TOTAL OTHER EXPENSE - NET ...........            (148,712)            (146,882)            (485,480)            (603,076)

LOSS BEFORE TAXES ON INCOME ...............            (452,632)          (1,421,999)          (1,956,407)          (3,808,498)
                                                   ------------         ------------         ------------         ------------

INCOME TAX CREDIT .........................                --               (483,480)                --             (1,294,889)
                                                   ------------         ------------         ------------         ------------

NET LOSS AVAILABLE FOR COMMON
    SHARES ................................        $   (452,632)        $   (938,519)        $ (1,956,407)        $ (2,513,609)
                                                   ============         ============         ============         ============

BASIC AND DILUTED LOSS PER COMMON SHARE ...        $       (.13)        $       (.28)        $       (.58)        $       (.74)
                                                   ============         ============         ============         ============

BASIC AND DILUTED COMMON SHARES
OUTSTANDING ...............................           3,379,609            3,379,609            3,379,609            3,379,609
                                                   ============         ============         ============         ============






                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              FOR THE NINE MONTHS ENDED
                                                                                      MAY 31,
                                                                    -----------------------------------------
                                                                       2002                          2001
                                                                    ------------                  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ..........................................               $(1,956,407)                  $(2,513,609)
  Adjustments to reconcile net loss to net cash
    From operating activities:
      Depreciation and amortization .................                 1,432,323                     1,428,632
      Deferred taxes ................................                      --                      (1,294,890)
      (Increase) decrease in assets:
         Accounts receivable ........................                (1,142,965)                    1,458,004
         Federal income tax receivable ..............                      --                         673,897
         Costs and estimated gross loss in
         excess of billings on contracts in
         process ....................................                   222,513                     5,852,881
         Perishable tooling .........................                    32,004                       (36,424)
         Prepaid expenses and other current assets ..                  (101,378)                       88,234
      Increase (decrease) in liabilities:
         Accounts payable ...........................                  (322,437)                     (895,099)
         Accrued lease expense ......................                   (12,269)                        1,752
         Accrued liabilities ........................                   236,274                       158,498
                                                                    -----------                   -----------
Net cash provided by/(used in)
 operating activities ...............................               $(1,612,342)                  $ 4,921,876
                                                                    -----------                   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in other assets ..........................                   (42,290)                       75,000
  Additions to property, plant and equipment ........                  (224,463)                     (554,810)
                                                                    -----------                   -----------

Net cash used in investing activities ...............               $  (266,753)                  $  (479,810)
                                                                    -----------                   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) on revolving
   Credit line ......................................                 2,761,763                    (3,072,429)
  Principal payments on notes payable to bank and
   non-revolving equipment line of credit ...........                (1,111,974)                   (1,449,032)
                                                                    -----------                   -----------
Net cash provided by/(used in)
 financing activities ...............................               $ 1,649,789                   $(4,521,461)
                                                                    -----------                   -----------

NET DECREASE IN CASH ................................               $  (229,306)                  $   (79,395)
                                                                    -----------                   -----------

CASH - Beginning of Period ..........................                   282,721                       113,699
                                                                    -----------                   -----------

CASH - End of Period ................................               $    53,415                   $    34,304
                                                                    ===========                   ===========



                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002

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

The results of operations for the three and nine month periods ended May 31, 2002 is not indicative of the results to be expected for the full year.

NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:

                                                                                     MAY 31,                 AUGUST 31,
                                                                                      2002                     2001
                                                                                ------------------        -----------------
Costs incurred on contracts in process under the
   Percentage of completion method.....................................         $       9,864,622         $      8,587,454
Estimated gross loss...................................................                  (650,000)                (650,000)
                                                                                -----------------         ----------------
        Total..........................................................                 9,214,622                7,937,454
Less progress payments received and progress
   Billings to date....................................................                 5,302,452                3,783,885
Plus costs incurred on contracts in process under
   the completed contract method.......................................                    18,886                       --
                                                                                -----------------         ----------------
        Costs and estimated gross loss in excess
          of billings on contracts in process..........................         $       3,931,056         $      4,153,569
                                                                                =================         ================


Included in estimated gross loss for May 31, 2002 and August 31, 2001 are jobs with losses accrued of $952,481 and $763,980, respectively.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

                                                                                          MAY 31,             AUGUST 31,
                                                                                           2002                  2001
                                                                                     ------------------     ----------------
Lease and leasehold improvements................................................     $       1,501,015      $     1,501,015
Office furniture and fixtures...................................................               199,175              194,993
Machinery and equipment.........................................................            22,865,936           22,865,732
Construction in Process.........................................................               230,369               23,913
Computer equipment and software.................................................             2,223,999            2,210,378
Transportation equipment........................................................               133,365              133,365
                                                                                     -----------------      ---------------
     Total cost.................................................................            27,153,859           26,929,396
Accumulated depreciation and amortization.......................................            12,215,661           10,783,337
                                                                                     -----------------      ---------------
     Net carrying amount........................................................     $      14,938,198      $    16,146,059
                                                                                     =================      ===============

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002

NOTE 4 - LONG-TERM DEBT

The Company's long-term debt, which is subject to certain covenants discussed below, consists of the following:

                                                                                                MAY 31,         AUGUST 31,
                                                                                                 2002              2001
                                                                                        ------------------    -----------------
REVOLVING WORKING CAPITAL CREDIT LINE

The revolving working capital credit line is collateralized by substantially all assets of the Company and provides for borrowing, subject to certain collateral requirements of up to $6.5 million. The agreement requires a commitment fee of
..25% per annum on the average daily unused portion of the revolving credit line.
The credit line is due September 1, 2002, and bears interest, payable monthly, at 1.0% above the bank's prime rate (as of May 31,
2002, an effective rate of 5.75%).......................................................$     5,904,553        $     3,142,790

NOTES PAYABLE TO BANK

Note payable to bank, collateralized by substantially all assets of the Company, is due July 19, 2002, and is payable in monthly installments of $54,167 plus interest, at either LIBOR plus 2.25% or at .25% below the bank's prime rate (as of May 31, 2002, an effective rate of 4.5%), at the election of the
Company.................................................................................         54,167                541,667

Note payable to bank, collateralized by specific assets of the Company, payable in monthly installments of $55,556, plus simple interest of 7.26%, due December
31, 2003................................................................................      1,777,760              2,277,764

Note payable to bank, collateralized by specific assets of the Company, payable in monthly installments of $16,666 plus simple interest of 8.04%, due September
1, 2004.................................................................................        466,667                616,667

NON-REVOLVING EQUIPMENT LINE OF CREDIT

$3,271,000 equipment line of credit is collateralized by specific assets of the
Company, is due November 1, 2004, and is payable in monthly installments of
$38,941 plus interest, at either LIBOR plus 2.25% or at .25% below the bank's prime rate (as of May 31, 2002, an effective rate of 4.5%), at the election of
the Company.............................................................................      1,849,002              1,823,472
                                                                                        ---------------        ---------------

           Total long-term debt.........................................................$    10,052,149        $     8,402,360
           Less current portion.........................................................      7,292,683              1,875,631
                                                                                        ---------------        ---------------
           Long-term debt-- Net.........................................................$     2,759,466        $     6,526,729
                                                                                        ===============        ===============

The Company is required to maintain certain levels of tangible net worth, ratio of total liabilities to tangible net worth, and earnings before interest, taxes, depreciation and amortization and prohibit the payment of common stock cash dividends. At May 31, 2002, the Company was not in compliance with these covenants. The Company believes that the bank will continue its relationship with the Company under existing terms until the Company and the bank review and reset such covenants. The Company anticipates this will be concluded by the end of the fourth quarter.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods therein, the components of the Company's Statements of Operations as a percentage of sales.


                                                                 FOR THE THREE MONTHS               FOR THE NINE
                                                                         ENDED                      MONTHS ENDED
                                                                        MAY 31,                       MAY 31,
                                                               --------------------------    --------------------------
                                                                  2002           2001           2002           2001
                                                               -----------    -----------    -----------    -----------

  SALES.................................................           100.0%         100.0%         100.0%         100.0%
  COST OF SALES.........................................            96.3%         136.8%         101.8%         120.8%
                                                               ----------     ----------     ----------     ----------

        GROSS PROFIT/(LOSS) ............................             3.7%         (36.8%)         (1.8%)        (20.8%)

  SELLING AND ADMINISTRATIVE EXPENSES...................            11.9%          18.6%          12.2%          13.8%
                                                               ----------     ----------     ----------     ----------

        LOSS FROM OPERATIONS............................            (8.2%)        (55.4%)        (14.0%)        (34.6%)

  OTHER EXPENSE
    INTEREST EXPENSE....................................            (4.0%)         (6.4%)         (4.6%)         (6.5%)
        TOTAL OTHER EXPENSE - NET.......................            (4.0%)         (6.4%)         (4.6%)         (6.5%)

  LOSS BEFORE TAXES ON INCOME...........................           (12.2%)        (61.8%)        (18.6%)        (41.1%)

  INCOME TAX CREDIT.....................................             -            (21.0%)          -            (14.0%)
                                                               ----------     ----------     ----------     ----------

              NET LOSS..................................           (12.2%)        (40.8%)        (18.6%)        (27.1%)
                                                               ==========     ==========     ==========     ==========


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

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2002 TO THE THREE MONTHS ENDED MAY 31, 2001.

REVENUES - Revenues for the three months ended May 31, 2002 totaled $3.7 million as compared to $2.3 million for the three months ended May 31, 2001, an increase of $1.4 million or 61%. This is a result of increased backlog of contracts and related revenue from such backlog. During the third quarter of 2002 the Company incurred 49,140 shop floor hours, an increase of 9,109 hours or 23% over the third quarter of 2001. This quarterly increase represents the first increase since the fourth quarter of the fiscal year ended August 31, 2000. Since the fourth quarter of 2000, the market demand for automotive tooling systems has declined. During this period limited contracts have been released and of those contracts that were released, most were competitively bid and resulted in erosion of contract pricing. These factors resulted in the Company having lower contract revenue as well as contract margins during fiscal 2001 and 2002.

During the third quarter of 2002, the Company received letters of intent and orders for approximately $17.6 million, bringing the estimated contract backlog to $21.7 million, as of May 31, 2002, as compared to $9.3 million as of May 31, 2001. These letter of intents represent approximately $16.0 million of the estimated contract backlog where the Company and its customer are finalizing the terms of the purchase order.


COST OF SALES - Cost of sales was $3.6 million or 96% of sales for the three months ended May 31, 2002 as compared to $3.1 million or 137% of sales for the same period last year. The increase in gross margin was largely due to the Company's increase in contracts and utilization.

Direct costs expense increased from $1.4 million in 2001 to $1.6 million in 2002, as a percent of sales it decreased from 60% to 42%. Direct labor expense was $0.9 million in 2002 as compared to $0.7 million in 2001, as a percent of sales, direct labor expense decreased from 31% in 2001 to 24% in 2002. The Company incurred 49,140 shop floor hours during the third quarter of 2002 as compared to 40,031 during the same period of 2001, an increase of 9,109 hours or 23%. Other direct costs decreased from $857,000 in 2001 to $689,000 in 2002, as a percent of sales it decreased from 29% to 19%.

Engineering expense increased from $280,000 for the third quarter of 2001 to $424,000 for the third quarter of 2002, however as a percent of sales engineering expense decreased from 12% to 11%. The increase in engineering expense was largely in salaries and related payroll taxes. This was a result of the Company increasing its' design and engineering personnel to meet the requirements of the increased backlog.

Manufacturing overhead expense increased from $1,495,000 or 65% of sales for the third quarter of 2001 to $1,580,000 or 43% of sales for the third quarter of 2002. The largest increases in the third quarter of 2002 as compared to 2001 included $32,000 in machinery repair and maintenance expense, $26,000 in perishable tooling expense, $15,000 on insurance expense and $11,000 in indirect labor, vacation, holiday pay and related payroll taxes.

SELLING & ADMINISTRATIVE EXPENSES - Selling and administrative expenses increased from $427,000 or 19% of sales for the third quarter of 2001 to $441,000 or 12% of sales for the third quarter of 2002. This increase was largely due to increases of $24,000 in sales travel related expenses, $13,000 in computer maintenance expenses, and $13,000 in office and supervision salaries. These increases were offset by decreases of $27,000 in legal and professional fees, and $13,000 in deferred compensation/401(k) expense.

INTEREST EXPENSE - Interest expense for the third quarter of 2002 increased to $150,000 or 4% of sales from $147,000 or 6% of sales for the third quarter of 2001.

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2002 TO THE NINE MONTHS ENDED MAY 31, 2001.

REVENUES - Revenues for the nine months ended May 31, 2002 totaled $10.5 million as compared to $9.3 million for the nine months ended May 31, 2001, an increase of $1.2 million or 13%.

COST OF SALES - Cost of sales was $10.7 million or 102% of sales for the nine months ended May 31, 2002 as compared to $11.2 million or 121% of sales for the same period last year. The increase in gross margin was largely due to the Company's increase in revenue and certain cost containment measures.

Direct costs expense decreased from $5.4 million in 2001 to $4.9 million in 2002, as a percent of sales it decreased from 58% to 47%. Direct labor expense was $2.7 million in 2002 as compared to $3.1 million in 2001, as a percent of sales, direct labor expense decreased from 33% in 2001 to 25% in 2002. The Company incurred 138,000 shop floor hours during the first three quarters of 2002 as compared to 165,000 during the same period of 2001, a decrease of 27,000 hours or 17%. This decrease was a direct result of lower contract level requirements during the first and second quarters of 2002. Other direct costs remained consistent at $2.3 million in 2002, however as a percent of sales, other direct costs decreased from 25% in 2001 to 22% for 2002.

Engineering expense increased from $892,000 for the first three quarters of 2001 to $1.1 million for same period of 2002, as a percent of sales engineering expense increased from 9.6% to 10.2%. The increase in engineering expense was largely in salaries as a result of increasing staffing levels for the Company's increased backlog. Such resulted in the Company increasing design and project management staffing.

Manufacturing overhead expense decreased from $4.9 million or 53% of sales for the first three quarters of 2001 to $4.7 million or 45% of sales for the same period on 2002. The largest decreases during this period in 2002 as compared to 2001 included $169,000 in supervision, indirect labor, vacation, holiday pay and related payroll taxes, $49,000 in medical and general insurance expense, and $45,000 in building rent, utilities, maintenance and supplies expenses. These decreases were offset by an increase of $30,000 in perishable tooling expense.

SELLING & ADMINISTRATIVE EXPENSES - Selling and administrative expenses increased slightly from $1.276 million or 14% of sales for the first three quarters of 2001 to $1.285 million or 12% of sales in 2002. Increases in the first three quarters of 2002 as compared to 2001 included $52,000 in supervision and office salaries, $34,000 in legal and professional fees, $25,000 in employee training expense, $23,000 in computer maintenance expense, $14,000 in sales travel related expenses, $11,000 in dues and subscriptions expense, $11,000 in Michigan Single Business Tax expense and $7,000 in equipment rental expense. These increases were offset by decreases of $44,000 in insurance expense, $30,000 in contributions expense, $29,000 in deferred compensation/401(k) expense, $20,000 in director fees, $19,000 in public company expenses, $12,000 in advertising expense, $11,000 in depreciation expense, $6,000 in office supplies, and $5,000 in telephone expense.

INTEREST EXPENSE - Interest expense for the first three quarters of 2002 decreased to $487,000 or 4.6% of sales from $603,000 or 6.5% of sales for 2001. This was a result of lower debt levels as well as lower interest rates during 2002 as compared to 2001.

FEDERAL INCOME TAXES
For the nine months ended May 31, 2002, the Company recorded a valuation allowance of approximately $665,000 to offset the income tax benefit. As of May 31, 2002, the Company had approximately $3,756,000 of net operating loss carryforwards which will expire in fiscal 2020 through 2022, if unused, as well as $155,000 of alternative minimum tax credits that do not expire.

LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended May 31, 2002, the Company's cash used in operating activities was $1,612,000. This largely resulted from an increase of $1,143,000 in accounts receivable and a decrease of $322,000 in accounts payable. From investing activities, the Company acquired additional machinery and equipment of $224,000. From financing activities, the Company used $1,112,000 to reduce long-term debt and borrowed an additional $2,762,000 on the revolving working capital credit line. The Company believes that the unused portion of the revolving bank working capital credit line and the funds generated from operations will be sufficient to cover anticipated cash needs through fiscal 2002. However, depending on the level of future sales and terms of such sales, an expanded credit line may be necessary to finance increases in trade accounts receivable and contracts in process. The Company believes it will be able to obtain such expanded credit line, if required, on generally the same terms as the existing credit line.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 12, 2002


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