Form 10-K
period 2002-08-31
RIVIERA TOOL CO
filed 2002-12-17
CIK 1018349

                United States Securities and Exchange Commission
                              Washington D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended August 31, 2002
                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                        Commission file number 001-12673

                              RIVIERA TOOL COMPANY
             (Exact name of registrant as specified in its charter)

                        MICHIGAN                           38-2828870
         ------------------------------------        ----------------------
           (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)            Identification No.)

                  5460 EXECUTIVE PARKWAY SE
                      GRAND RAPIDS, MI                       49512
         ------------------------------------        ----------------------
          (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code: (616) 698-2100

 Securities registered pursuant to Section 12(b) of the Act: Common Stock, no par value

            Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting common stock of the Registrant (based upon the last reported sale of the Common Stock at that date by the American Stock Exchange) held by non-affiliates was $2,554,434 as of December 10, 2002.

The number of shares outstanding of the Registrant's common stock as of December 10, 2002 was 3,379,605 shares of common stock without par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:


                                                                                Part of Form 10-K Into Which Portions
                      Document                                                       of Documents are Incorporated
--------------------------------------------------------------                ------------------------------------------
Portions of the Proxy Statement for the Registrant's 2003                               Parts I, II III and IV
Annual Meeting of Shareholders to be filed within 120 days
after the end of Registrant's fiscal year are incorporated by reference in Parts I, II III and IV.

THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," OR "CONTINUE," THE NEGATIVE OR OTHER VARIATION THEREOF, OR COMPARABLE TERMINOLOGY, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING UPON A VARIETY OF FACTORS, INCLUDING CONTINUED MARKET DEMAND FOR THE TYPES OF PRODUCTS AND SERVICES PRODUCED AND SOLD BY THE COMPANY.

                              RIVIERA TOOL COMPANY

                           Annual Report on Form 10-K

                                December 16, 2002

                                TABLE OF CONTENTS


                                                        PART I                                      PAGE
                                                        ------                                      ----

     Item 1.       Business........................................................................   3
     Item 2.       Properties......................................................................   7
     Item 3.       Legal Proceedings...............................................................   7
     Item 4.       Submission of Matters to a Vote of Security Holders.............................   7

                                                      PART II
                                                      -------

     Item 5.       Market for the Registrant's Common Stock and
                   Related Stockholder Matters.....................................................   8
     Item 6.       Selected Financial Data.........................................................   8
     Item 7.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.............................................  10
     Item 7A.      Quantitative and Qualitative Disclosures about Market Risk......................  15
     Item 8.       Financial Statements and Supplementary Data.....................................  16
     Item 9.       Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure..........................................  30

                                                       PART III
                                                       --------

     Item 10.      Directors and Executive Officers................................................  30
     Item 11.      Executive Compensation..........................................................  30
     Item 12.      Security Ownership of Certain Beneficial Owners and Management..................  30
     Item 13.      Certain Relationships and Related Transactions..................................  30
     Item 14.      Controls and Procedures.........................................................  30
     Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K................  31

                   SIGNATURES......................................................................  31

                                     PART I

ITEM 1.      BUSINESS

    GENERAL

    Riviera Tool Company (the "Company") is a designer and manufacturer of large scale, complex stamping die systems used to form sheet metal parts. Most of the stamping die systems sold by the Company are used in the production of automobile and truck body parts such as roofs, hoods, fenders, doors, door frames, structural components and bumpers. The following table sets forth the Company's sales (in millions) and percentage of total sales by major customers, DaimlerChrysler, Ford Motor Company and General Motors Corporation (the "OEM's") in fiscal years 2000, 2001 and 2002.


                                                                         YEAR ENDED AUGUST 31,
-----------------------------------------------------------------------------------------------------------------
                   CUSTOMER                                2000                   2001                 2002
----------------------------------------------   ------------------       ------------------   ------------------
                                                    AMOUNT       %         AMOUNT       %         AMOUNT       %
                                                 ------------------       ------------------   ------------------
DaimlerChrysler AG............................       $8.6       34%         2.6        22%         0.9        6%
Suppliers of DaimlerChryslerAG................        3.7       15           --        --          0.2         1
Ford Motor Company............................         --       --          0.2         2           --        --
Suppliers of Ford Motor Co....................        4.7       19          3.0        25          0.8         6
General Motors Corporation....................        2.3        9          4.0        33          8.5        61
Suppliers of General Motors Corporation.......         --       --          1.9        16          0.6         4
Other auto and  truck manufacturers
       and  their suppliers...................        5.9       23          0.3         2          3.0        22
                                                 ------------------       ------------------   ------------------
       Total Sales............................      $25.2      100%        $12.0      100%        $14.0      100%
                                                 ==================       ==================   ==================

----------

         The Company was originally incorporated in 1967 and was incorporated in its present form in 1988, under the laws of the State of Michigan.

RECENT DEVELOPMENTS

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 2002, the Company was not in compliance with certain covenants of its long-term loan agreement causing a significant portion of the Company's debt to be classified as current in the financial statements. The Company's agreement expired September 1, 2002 and has been renewed monthly thereafter.

      Management believes the Company will be able to refinance the debt as the Company has completed negotiations with its current bank and another lender to obtain long-term financing. The Company has received Commitment Letters from these financial institutions, however, such commitments are subject to conditions yet to be fulfilled. Management believes that such conditions should be fulfilled within sixty days of this filing. Additionally, the Company has a backlog of $21 million, is anticipating other significant long-term contracts with customers, and believes this backlog and projected cash flow from operations together with the anticipated debt financing will be sufficient to finance the Company's operations in 2003.

INDUSTRY TRENDS

      The principal factor affecting tooling demand is the level of capital spending on manufacturing equipment for use in the production of new products or models and, in the Company's case, predominantly the automotive industry. The demand for U.S. produced tooling has both cyclical and structural factors which drive tooling product demand.

      The cyclical factors are associated with the consumer demand levels as well as capital spending in various end-use sectors. Generally, tooling sales are less dependent on the level of automotive unit sales, but are more dependent on the introduction of new and updated product designs into the marketplace. The introduction of a new automotive model creates a demand for new tooling. This new tooling then creates the product parts that are assembled into the new models. Some slight variations in the production platform, such as changes to the drive train of an automobile, may involve no changes in tooling but may entail slight modifications in existing tooling in order to allow the production of components with these minor modifications. For the most part, the vast majority of new models require completely new tooling.

      The structural factors affecting automotive tooling demand include the OEMs trend to shorter product cycles (30-36 month product cycle) as well as compressed tooling lead times (9-12 months). Additionally, the implementation of globalized manufacturing strategies, including the increasing competitiveness of foreign toolmakers, as well as the capture of domestic industry production share by offshore-based firms affect domestic automotive tooling demand.

      During the last 24 months, the company believes that such demand has declined as domestic automotive manufacturers delayed new product introductions in order to preserve cash and build up their balance sheets, thereby fortifying the financial health of their respective businesses. During 2000 and 2001, new model introduction in the North American automotive sector declined by 10% from the previous two-year period (1). This slowdown appears to be more pronounced among U.S. automotive OEMs than among foreign transplants in the United States. Other sources suggest that during the next few years the automotive industry in North America is likely to introduce a considerable number of new products into the U.S. market in the form of major platform changes (2). If true, such platform changes will require new tooling, thereby reversing the trend of the past two years.

PRODUCTS AND SERVICES

    Dies. The Company's dies are used in the high-speed production of sheet metal stamped parts and assemblies. Production of such parts is a multiple step process involving a series of dies. Typically, the first die is used to cut the appropriate size metal blank from a sheet or coil of steel. The next die draws the metal blank into its primary shape and subsequent dies are used to bend edges or corners, create flanges, trim-off excess metal and pierce assembly holes. A customer usually orders only one series of dies for each separate part. Normally, the dies do not require replacement due to usage because the life of well-maintained dies is sufficient to carry production to the point when styling changes dictate production of new dies. The dies manufactured by the Company generally include automation features, adding to the complexity of design and construction. These automation features facilitate rapid introduction and removal of the work piece or raw material into and out of the die, thereby increasing production speeds and reducing labor cost for part manufacturers.

     Engineering of Product and Process. As the OEMs continue their efforts to reduce lead times of new model launches, the Company produces concurrently, rather than sequentially, many of its tool design and manufacturing process. In certain instances, before the final design by the customer is complete, the Company already has ordered many of the raw materials, such as steel, and may have begun various machining operations. Typically, the Company will receive part data or descriptions in the form of electronic files for which the customer wants the Company to build the tool to produce. The part and tool design then is created by the Company utilizing computer aided-design ("CAD") software. The Company then utilizes computer software which simulates the metal-forming process within the die. This simulation data then is utilized in final die design to reduce the need for expensive and time-consuming reworking of the die during the tryout process. Upon completion of tool design, the Company


--------
(1) DesRosiers Automotive Consultants, Inc., Key Factors Influencing the Canadian Tool Making Industry (Richmond Hill, Ontario: DesRosiers, July,
     2002), p. 11.

(2) DesRosiers Automotive Consultants, Inc., Key Factors Influencing the Canadian Tool Making Industry (Richmond Hill, Ontario: DesRosiers, July,
     2002), p. 11-16.

develops the computer programs (computer-aided-manufacturing ("CAM") software) which drive the cutter paths on the machine tools. These machine tools fabricate many components for the tool. A variety of machine tools are utilized to cut and polish the various parts and surfaces of the tool, including the Company's high-speed machining centers and 5-axis machining centers, all of which are computer-numerically-controlled ("CNC"). The process of utilizing high-speed CNC machining centers reduces the traditional requirement for expensive and time-consuming hand finishing. After the tool components are produced or purchased, they are assembled and fitted together.

    Prototype Tooling and Parts. Prototype tooling and parts are utilized during the design phase of new models, which the automobile manufacturers use to validate the fit and function of the respective components and assemblies and the repeatability of the respective production processes. The parts manufactured from prototype tools are also often used in crash testing.

    Typically, prototype tools associated with the primary metal forming operations are manufactured from an alloy casting or mild steel and subsequently machined using the mathematical database and related CNC programs. After machining, the prototype tools are assembled and tested to validate the integrity and repeatability of the final manufacturing process. The results of the validation process are incorporated into the mathematical database, which will then be used to manufacture the final production tools. After testing the primary forming operations, prototype parts are manufactured using special means such as computerized laser-cutting machines to trim off excess scrap and to incorporate various slots and holes. These parts are then sent to the automobile manufacturers for further testing and evaluation. The results of this testing and evaluation may require the incorporation of additional design and manufacturing process modifications prior to construction of the production tooling.

MANUFACTURING

    The manufacturing process starts when the Company is awarded a tooling contract. The engineering process commences when an electronic "model" of the part to be produced is transmitted to the Company as a mathematical database or electronic files. Company engineers use the mathematical database to generate computer-aided die designs and die face cutter path programs. These cutter path programs are used by the machine tools to manufacture the inner workings of the tool. Most material is removed and the cutting is done by CNC machine tools, which utilize the computer-generated cutter path programs to cut and polish the various parts of the tool. After the tool components are produced or purchased, they are assembled and fitted together. Finally, after the die is constructed, the Company produces a "tryout" or run of parts. These parts are then evaluated statistically for process repeatability and dimensional validation on the Company's coordinate measuring machine. During this automated validation process, the tool is statistically compared to the mathematical database. During 2002, the Company acquired and implemented "simulation" software that simulates the metal-forming process within the die prior to final part and die design. This front-end simulation data is then utilized in final die design in order to reduce the need for expensive and time-consuming reworking of the die during the tryout process.

    On average, 10 months elapse from the time the Company is awarded a contract until the final set of dies is shipped to the customer.

QS 9000/TE CERTIFICATION

         The Company is certified under the Tooling and Equipment Supplement ("TE Supplement") QS-9000 and ISO-9000 Quality Standards. The TE
Supplement/QS-9000 standard was developed jointly by DaimlerChrysler, Ford, and General Motors to establish a single set of quality requirements for their tooling suppliers. ISO 9000 is an international quality standard for all industries.

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

MARKETING AND SALES

    The Company's marketing emphasis is on DaimlerChrysler, Ford, General Motors and BMW and their respective tier one suppliers. The Company maintains excellent relationships with DaimlerChrysler, Ford, and General Motors which directly accounted for approximately 67%, in the aggregate, of the Company's revenues in 2002. For the year ended August 31, 2002, DaimlerChrysler, Ford, General Motors and their respective tier one suppliers accounted for approximately 78% in the aggregate of the Company's revenues. For the year ended August 31, 2001, DaimlerChrysler, Ford, General Motors directly accounted for 57%, in the aggregate of the Company's revenues. These direct sales, combined with their tier one suppliers, represented approximately 98% of the Company's fiscal 2001 revenues.

    The Company typically sells its tooling systems to either OEMs directly or to manufacturers of products under contract with such OEMs (tier one suppliers). Sales efforts are conducted primarily by the Company's Vice President of Sales, President, senior management and project management personnel. Frequent contact is made with domestic and foreign automobile manufacturers, purchasing agents, platform managers and tier one suppliers. Typically, the Company's sales process begins when a package or request for quotation is received from the tier one supplier or OEM. Generally, the Company recommends process and design changes to improve the cost and quality of a product. The Company maintains a computer database with historical information regarding dies it has previously manufactured. This database assists the Company in quoting prices for dies and enables it to respond to most quotation requests quickly and accurately. If a customer decides to accept the Company's quotation, a purchase order is issued subject to price adjustments for engineering changes as requested by the customer. Bids generally are awarded based on technological capability, price, quality and past performance.

BACKLOG AND SEASONALITY

    The Company's backlog of awarded contracts, which are all believed to be firm, was approximately $21 million and $7 million as of August 31, 2002 and 2001, respectively. The Company expects all backlog contracts will be reflected in sales during fiscal years ended August 31, 2003 and 2004. The Company's sales of stamping dies do not follow a seasonal pattern; however, the timing of new model introductions and existing model restyling tooling programs are dependent on DaimlerChrysler, Ford and General Motors and their respective introduction of new models.

COMPETITION

    Large, complex automotive stamping dies are manufactured primarily by three supplier groups: a) domestic independent tool and die manufacturers, b) foreign independent tool and die manufacturers, and c) captive or in-house tool and die shops owned and operated by OEMs.

    The independent tool and die manufacturer industry has significant barriers to entry, which can reduce competition in the large-scale die market. These barriers include the highly capital intensive and technically complex requirements of the industry. Additionally, attracting and retaining employees skilled in the use of advanced design and manufacturing technology is a multi-year process. A new competitor most likely would lack much of the credibility and historical customer relationships that take years to develop.

Finally, the OEMs maintain in-house, captive tool and die capacity in order to meet a portion of their needs. General Motors, for example, maintains the largest captive capacity and, based on estimates from various trade publications, supplies an estimated 75-80% of its own die construction needs. Ford produces approximately 50% and DaimlerChrysler 25% of their own respective needs. Independent suppliers, like the Company, tend to have a competitive advantage over the OEMs' in-house die shops due to the OEMs' higher cost structure.

    With the advent of simultaneous engineering in the automobile industry, proximity of the OEM's design engineers may effect the placement of the die manufacturer. However, foreign competition may have certain advantages over domestic die manufacturers including lower capital costs, currency exchange advantages, government assistance and lower labor costs.

SIGNIFICANT CUSTOMERS

    The Company maintains excellent relationships with DaimlerChrysler, Ford, and General Motors which directly accounted for approximately 67%, in the aggregate, of the Company's revenues in 2002. For the year ended August 31, 2002, DaimlerChrysler, Ford, General Motors and their respective tier one suppliers accounted for approximately 78% in the aggregate of the Company's revenues.

EMPLOYEES

    The Company's work force consists of approximately 112 full-time employees, of which approximately 34 are salaried managerial and engineering personnel. The balance are hourly employees engaged in manufacturing and indirect labor support. Included among these hourly workers are approximately 74 skilled tradesmen who are either journeymen tool and die makers or machinists. None of the Company's employees are covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good. The Company has a discretionary contribution 401(K) plan. The Company has no pension liabilities arising from any defined benefit plan.

ENVIRONMENTAL MATTERS

      The Company is subject to environmental laws and regulations concerning emissions to the air, discharges to waterways, and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company also is subject to other Federal and state laws and regulations regarding health and safety issues. The Company believes that it is currently in material compliance with applicable environmental and health and safety laws and regulations.

ITEM 2.      PROPERTIES

         The Company's facilities are located in Grand Rapids, Michigan, and consist of approximately 178,000 square feet of space, of which 28,000 square feet is utilized for office, engineering and employee service functions. Constructed in 1989, the facility is leased with a lease term of 20 years. The facility lease provides for annual payments of $934,500 plus an escalation of base rent of 1% for each of the first ten years and 2% for each of the second ten years. The Company has a purchase option on the building at the fair market value beginning in November, 1996. The Company believes its facilities are modern, well maintained, adequately insured and suitable for their present and intended uses.

ITEM 3.      LEGAL PROCEEDINGS

         The Company is not presently a party to any legal proceeding.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year, covered by this report, to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock ("Common Stock") is traded on the American Stock Exchange ("AMEX") under the symbol RTC. The Common Stock commenced trading on the AMEX on March 7, 1997, through an initial public offering of the Company's Common Stock. Prior to that date, there was no public market for the Common Stock. The table below sets forth the high and low sales prices as reported by AMEX for each period reported.

                                         FISCAL 2001                FISCAL 2002
                                         -----------                -----------
                                     HIGH         LOW           HIGH           LOW
                                     ----         ---           ----           ---

        1st quarter.............   $3.0000       $1.750         $1.55         $1.00
        2nd quarter.............   $2.7600       $1.750         $1.23         $0.78
        3rd quarter.............   $2.3125       $0.900         $1.85         $1.00
        4th quarter.............   $2.2000       $1.250         $1.82         $1.28


         As of October 18, 2002, the Company's common stock was held by 50 registered holders of record and approximately 701 beneficial stockholders.

         The Company has not historically paid cash dividends on its Common Stock. The payment of Common Stock cash dividends is within the discretion of the Company's Board of Directors, with prior written consent of its primary lender; however, in view of the current working capital needs and in order to finance future growth, it is unlikely that the Company will pay any cash dividends on its Common Stock in the foreseeable future.

ITEM 6.      SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and related Notes contained herein. All amounts are in thousands, except per share data.

                                                                                       YEAR ENDED AUGUST 31,
                                                                 -------------------------------------------------------------
    STATEMENT OF OPERATIONS DATA:                                 1998          1999         2000          2001          2002
    -----------------------------                                ------        ------       ------        ------        ------
     Sales ...............................................     $ 22,581      $ 22,821     $ 25,187      $ 12,047      $ 14,050
     Gross Profit (Loss) .................................        5,484         5,875        3,794        (3,062)         (630)
     Income (Loss) from Operations .......................        3,821         3,856        1,655        (4,712)       (2,289)
     Interest Expense ....................................          244           343          890           725           653
     Other Income/(Expense) ..............................         (132)          169         (119)           (5)          (59)
     Income (Loss) before Income Taxes ...................        3,445         3,682          645        (5,442)       (3,002)
     Income Tax Expense (Benefit) ........................        1,040         1,252          242        (1,538)         --
                                                                 ------        ------       ------        ------        ------
     Net Income (Loss) ...................................        2,405         2,430          404        (3,904)       (3,002)
                                                                 ------        ------       ------        ------        ------
     Dividends ...........................................          202          --           --            --            --
                                                                 ------        ------       ------        ------        ------
     Net Income (Loss) available for common shares .......     $  2,203      $  2,430     $    404      $ (3,904)     $ (3,002)
                                                                 ======        ======       ======        ======        ======

     Basic Earnings (Loss) per common share ..............     $     78      $    .72     $    .12      $  (1.16)     $   (.89)
                                                                 ======        ======       ======        ======        ======

     Basic common shares outstanding .....................        2,820        3,379.        3,379         3,379         3,379
                                                                 ======        ======       ======        ======        ======

     Diluted Earnings (Loss) per common share ............     $    .73      $    .72     $    .12      $  (1.16)     $   (.89)
                                                                 ======        ======       ======        ======        ======

     Diluted common shares outstanding ...................        3,294         3,379        3,379         3,379         3,379
                                                                 ======        ======       ======        ======        ======
     OTHER DATA :
     ------------
     Depreciation and amortization expense ...............     $  1,292      $  1,579     $  1,940      $  1,952      $  1,913
                                                                 ======        ======       ======        ======        ======


                                                                                        AS OF AUGUST 31,
                                                                 -------------------------------------------------------------
    BALANCE SHEET DATA:                                           1998          1999         2000          2001          2002
    -------------------                                          ------        ------       ------        ------        ------
     Working Capital ...................................       $ 11,297      $ 10,981      $ 13,051      $  5,176      $ (3,513)

     Total Assets ......................................         27,696        33,928        35,076        25,146        24,984
     Current Portion of Long-Term Debt .................            877         1,889         1,984         1,876         3,855
     Revolving Line of Credit ..........................          3,863         2,032         5,080         3,143         6,500
     Long-term Debt,  less current portion .............          4,334         7,207         5,223         3,384          --
     Common Stockholders' Equity .......................         15,882        18,312        18,715        14,812        11,810




Note: Fiscal 1998 and 1999 been revised to give effect for the issuance of stock dividends.

The following table is derived from the Company's Statement of Operations and sets forth, for the periods indicated, selected operating data as a percentage of sales.

                                                                                        FISCAL YEAR ENDED AUGUST 31,
                                                                        -------------------------------------------------------
     STATEMENT OF OPERATIONS DATA:                                       1998        1999        2000        2001         2002
    ------------------------------                                      ------      ------      ------      ------       ------
     Net Sales ..................................................        100%        100%        100%        100%         100%
     Gross Profit (Loss) ........................................         24          26          15         (25)          (4)
     Income (Loss) from Operations ..............................         17          17           7         (39)         (16)
     Interest Expense ...........................................          1           1           4           6            5
     Income (Loss) before Income Taxes ..........................         16          16           3         (45)         (21)
     Federal Income Tax (Benefit) ...............................          5           5           1         (13)        --
                                                                        ------      ------      ------      ------       ------
     Net Income (Loss) ..........................................         11%         11%          2         (32)         (21)
                                                                        ------      ------      ------      ------       ------
     Dividends ..................................................          1        --          --          --           --
                                                                        ------      ------      ------      ------       ------
     Net Income (Loss) available for common shares ..............         10%         11%          2%        (32%)        (21%)
                                                                        ======      ======      ======      ======       ======
     OTHER DATA:
     -----------
     Depreciation and amortization expense ......................          6%          7%          8%         16%          14%



Quarterly Financial Data

The following is a condensed summary of quarterly results of operations for 2000, 2001 and 2002 (in thousands, except per share data):

                                                                           NET INCOME           BASIC                DILUTED
                                                                             /(LOSS)    -------------------    -------------------
                                                                            AVAILABLE   EARNINGS               EARNINGS
                                            GROSS     OPERATING     NET       FOR        (LOSS)     COMMON      (LOSS)     COMMON
                                            PROFIT/    INCOME/    INCOME/    COMMON        PER      SHARES       PER       SHARES
                                 REVENUES   (LOSS)     (LOSS)     (LOSS)     SHARES       SHARE   OUTSTANDING   SHARE   OUTSTANDING
                                 --------   ------     ------     ------     ------       -----   -----------   -----   -----------
  2000:First .................   $ 5,855   $ 1,197    $   742    $   354    $   354    $    .10      3,379    $   .10      3,312
  ----
       Second ................     5,176        27       (751)      (664)      (664)       (.20)     3,379       (.20)     3,312
       Third .................     6,675     1,311        853        369        369         .11      3,379        .11      3,312
       Fourth ................     7,481     1,259        811        345        345         .11      3,379        .11      3,379
                                 --------   ------     ------     ------     ------       -----   -----------   -----   -----------
         Total                    $25,187   $ 3,794    $ 1,655    $   404    $   404    $    .12      3,379    $   .12      3,379
                                 ========   ======     ======     ======     ======       =====   ===========   =====   ===========

  2001:First .................   $ 4,592   $   265    $.(263)    $  (332)   $  (332)   $   (.10)     3,379    $  (.10)     3,379
  ----
       Second ................     2,386    (1,346)    (1,667)    (1,243)    (1,243)       (.37)     3,379       (.37)     3,379
       Third .................     2,302      (848)    (1,275)      (939)      (939)       (.28)     3,379       (.28)     3,379
       Fourth ................     2,767    (1,133)    (1,507)    (1,390)    (1,390)       (.41)     3,379       (.41)     3,379
                                 --------   ------     ------     ------     ------       -----   -----------   -----   -----------
         Total                    $12,047   $(3,062)   $(4,712)   $(3,904)   $(3,904)   $  (1.16)     3,379    $ (1.16)     3,379
                                 ========   ======     ======     ======     ======       =====   ===========   =====   ===========

  2002:First .................   $ 3,364   $  (182)   $  (648)   $  (818)   $  (818)   $   (.24)     3,379    $  (.24)     3,379
  ----
       Second ................     3,452      (141)      (519)      (688)      (688)       (.20)     3,379       (.20)     3,379
       Third .................     3,702       137       (304)      (453)      (453)       (.13)     3,379       (.13)     3,379
       Fourth ................     3,532      (444)      (818)    (1,043)    (1,043)       (.32)     3,379       (.32)     3,379
                                 --------   ------     ------     ------     ------       -----   -----------   -----   -----------
         Total                    $14,050   $  (630)   $(2,289)   $(3,002)   $(3,002)   $   (.89)     3,379    $  (.89)     3,379
                                 ========   ======     ======     ======     ======       =====   ===========   =====   ===========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," or "continue," the negative or other variation thereof, or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending upon a variety of factors, including continued market demand for the types of products and services produced and sold by the Company.

GENERAL OVERVIEW

    The Company is a designer and manufacturer of large scale, complex stamping die systems used to form sheet metal parts. Most of the stamping die systems sold by the Company are used in the high-speed production of automobile and truck body parts such as doors, door frames, structural components and bumpers. A majority of the Company's sales are to DaimlerChrysler AG, Ford Motor Company, General Motors Corporation and their tier one suppliers of sheet metal stamped parts and assemblies.

CRITICAL ACCOUNTING POLICIES

      Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company's Financial Statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. The accounting policies that may involve a higher degree of judgements, estimates and complexity include revenue recognition using percentage of completion estimates and net book value of long-lived assets. The Company uses the following methods and assumptions in its estimates.

      - Revenue recognition -- The Company recognizes revenue on time and material contracts utilizing the completed-contract method. Revenue is recognized on all other contracts utilizing the percentage-of-completion method. Under the completed-contract method, the contract is considered complete when all costs except for insignificant items have been incurred and the project has been approved by the customer. Under the percentage-of-completion method estimated contract earnings are based on total estimated contract profits multiplied by the ratio of labor hours incurred to total estimated labor hours on the contract. Provisions for total estimated losses on contracts in process are recognized in the period such losses are determined. Changes in job performance, conditions and estimated profitability may result in revisions to costs and income and are recognized in the period such revisions are determined.

      - Net book value of long-lived assets -- The Company periodically reviews the carrying value of its long-lived assets held and used. This review is performed using estimated future cash flows. If the carrying value of a long-lived asset is considered to be impaired, an impairment charge is recorded for the amount that the carrying value of the long-lived asset exceeds its fair value.

NEW ACCOUNTING STANDARDS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and certain other identified intangibles. In addition, the statement includes provisions for the reassessment of the value and useful lives of existing recognized intangibles (including goodwill), reclassification of certain intangibles both in and out of the previously reported goodwill and the identification of reporting units for the purposes of assessing potential future impairments of goodwill and other intangibles. The Company will adopt these standards effective September 1, 2002 and does not believe the adoption will have a significant impact on the financial statements.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has determined that its current accounting policy is consistent with SFAS No. 144.

BASIS OF PRESENTATION

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 2002, the Company sustained a loss from operations of $2,289,114 and a net loss of $3,001,557. This loss resulted in an accumulated deficit of $3,305,059 as of August 31, 2002. Further, the Company was not in compliance with certain covenants of its long-term loan agreement causing a significant portion of the Company's debt to be classified as current in the financial statements. The Company's agreement expired September 1, 2002 and has been renewed monthly thereafter. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      Management believes the Company will be able to refinance the debt as the Company has concluded negotiations with its current bank and another lender to obtain long-term financing. The Company has received Commitment Letters from these financial institutions however, such commitments are subject to conditions yet to be fulfilled. Additionally, the Company has a backlog of $21 million, is anticipating other significant long-term contracts with customers, and believes this backlog and projected cash flow from operations together with the anticipated debt financing will be sufficient to finance the Company's operations in 2003.

RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the Notes thereto included elsewhere herein.

FISCAL 2002 COMPARED TO FISCAL 2001

Revenue. Total revenue increased from approximately $12 million in 2001 to $14 million in 2002, an increase of 17%. This increase was a result of the market for foreign auto manufacturers tooling contract opportunities opening up to US-based tooling manufacturers. The Company received contracts, directly and indirectly, from Nissan and BMW during the past twelve months.

As of August 31, 2002, the Company's backlog was approximately $21 million as compared to $7 million at August 31, 2001. During the last quarters of 2002, the Company received a major contract (approximately $17 million) which should positively affect the Company's financial performance during the second quarter of fiscal 2003. Despite this major contract award, the Company continues to see a "softness" in the overall domestic automotive tooling industry. The Company's results in 2002 continued to reflect the very competitive contract pricing market, which was mitigated by continuing the Company's strategy of bidding on contracts that would maintain contribution margin on contracts awarded to the Company. This combined with a continuation of the Company's cost containment initiatives enabled the Company to reduce negative margins by $2.3 million.

Cost of Goods Sold. Cost of goods sold decreased from $15.1 million for 2001 to $14.7 million for 2002, as a percent of sales, cost of goods sold decreased from 125.4% for 2001 to 104.5% for 2002. This was mainly due to a decrease of $708,000 in direct costs, as well as a $114,000 decrease in manufacturing overhead expense. These decreases were offset by an increase of $394,000 in engineering expense.

Of the cost of goods sold, direct costs were $6.8 million, 48.5% of sales, in 2002 as compared to $7.5 million, 62.4% of sales, in 2001. Direct materials expense decreased from $2.7 million in 2001 to $2.4 million in 2002 and as a percent of sales from 22.2% to 16.8%. This decrease was largely due to lower contract material requirements during 2002.

Direct labor expense decreased from $3.9 million in 2001 to $3.6 million in 2002 and as a percent of sales, from 32.4% to 26.3%. This decrease was a result of the Company incurring a 7% decrease in direct labor hours, from 204,000 hours in 2001 to 189,000 in 2002. Of the total direct labor expense, overtime expense decreased from $1,045,000 in 2001 to $697,000 in 2002, a decrease of 33.3%. This decrease was a result of the Company having lower labor requirements during 2002.

Engineering expense increased from $1.2 million, 9.7% of sales, for 2001 to $1.6 million, 11.1% of sales, for 2002. This 33.3% increase was due to the Company's increased contract backlog during the latter part of 2002. This backlog resulted in the Company increasing the number of engineering personnel necessary to fulfill the engineering portion of the increased backlog.

Manufacturing overhead was $6.3 million or 44.9% of sales in 2002 as compared to $6.4 million or 53.3% of sales in 2001. During 2002, decreases in manufacturing overhead included: $65,000 in indirect labor, $59,000 in payroll taxes, $48,000 in workers compensation insurance, $30,000 in building maintenance and $22,000 in depreciation expense. These 2002 decreases were offset by increases including: $62,000 in manufacturing supplies, $47,000 in perishable tooling, $24,000 in general insurance and $23,000 in supervision salaries.

During fiscal 2001, the Company recorded a $765,000 loss on certain contracts with one of its customers. This loss was a result of a dispute between the Company and its customer over the manufacture of stamping die systems for an auto frame assembly. This dispute resulted in the Company being a Defendant in a lawsuit with the customer ("Plaintiff") asking for recovery of $850,000 in damages. The Company and its customer settled this matter on April 17, 2002 resulting in no additional expense to the Company.

Selling and Administrative Expense. Selling and administrative expense for 2002 remained consistent with 2001 at $1.6 million. As a percent of sales, selling and administrative expense decreased from 13.7% in 2001 to 11.8% in 2002. The largest selling and administrative expense increases in 2002 included: $45,000 in supervision and office salaries, $37,000 in computer maintenance, $34,000 legal & professional expense and $24,000 in employee training. These increases were offset by decreases of $45,000 in insurance expense, $43,000 in deferred compensation/401K expense, $30,000 in miscellaneous expenses, $12,000 in advertising expense and $20,000 in director fees.

Interest Expense. Interest expense decreased from $725,000 in 2001 to $653,000 in 2002 and, as a percent of sales, from 6.0% to 4.6%. This decrease was due to lower average debt levels and a decrease in interest rates during 2002.


FISCAL 2001 COMPARED TO FISCAL 2000

Revenue. Total revenue for 2001 decreased from approximately $25.2 million in 2000 to $12.0 million in 2001, a decrease of 52%. This was a result of the market decrease for automotive tooling systems in 2000 and 2001. In addition to limited contracts being released during the period, those contracts that were released, were competitively bid and resulted in extreme erosion of contract pricing. These factors in tandem lowered contract revenue as well as contract margins during late fiscal 2000 and all of 2001. The Company, in securing new contracts during fiscal 2001, utilized a strategy of bidding on contracts at rates that would maintain contribution margin if such was awarded to the Company.

As of August 31, 2001, the Company's backlog was approximately $6.9 million as compared to $10.6 million at August 31, 2000. During the last two quarters of 2000 and all of 2001, the automotive tooling industry has experienced a slowdown in product demand. The decrease in tooling demand and the resultant reduction in the Company's backlog negatively affected the Company's financial performance during fiscal 2001 and continued through fiscal 2002.

Cost of Goods Sold. Cost of goods sold decreased from $21.4 million for 2000 to $15.1 million for 2001. However, as a percent of sales, cost of goods sold increased from 84.9% for 2000 to 125.4% for 2001. The cost decrease was a direct result of lower contract levels and related revenues experienced during 2001. The increase, as a percent of sales, was primarily in manufacturing overhead, changing from 28.1% in 2000 to 53.3% in 2001.

Of the cost of goods sold, direct costs were $7.5 million, 62.4% of sales, in 2001 as compared to $12.5 million, 49.6% of sales, in 2000. Direct materials expense decreased from $3.1 million in 2000 to $2.7 million in 2001, but increased as a percent of sales from 12.5% to 22.2%. This increase as a percent of sales was largely due to lower contract margins during 2001. Direct labor decreased from $6.4 million in 2000 to $3.9 million in 2001, but increased as a percent of sales from 25.3% to 32.4%. Direct labor hours decreased from 338,000 hours in 2000 to 204,000 in 2001, a decrease of 40%. This decrease was a result of the Company having lower contract levels during 2001 thus lowering direct labor requirements. The Company, in an effort to contain costs, implemented direct labor layoffs and wage concessions during the year in order to lower direct labor expense. Outside service expense decreased from $3.0 million or 11.8% of sales in 2000 to $936,000 or 7.8% of sales in 2001. This decrease was a result of the Company having the capacity to perform more services internally, as a result of lower contract levels during 2001.

Engineering expense decreased from $1.8 million for 2000 to $1.2 million for 2001. However, as a percent of sales, engineering expense was 7.2% in 2000 as compared to 9.7% in 2001. The decrease in engineering costs was due to the Company lowering the number of engineering personnel and implementing wage concessions during part of the year. These measures lowered engineering labor costs by approximately $521,000 in 2001. Additionally, the Company lowered its utilization of outside contract engineering services during 2001 thus lowering such costs by $134,000.

Manufacturing overhead was $6.4 million or 53.3% of sales in 2001 as compared to $7.1 million or 28.1% of sales in 2000. This decrease of $700,000 was largely due to a $363,000 decrease in supervisory and indirect labor and $486,000 in manufacturing supplies and perishable tooling expenses. Increases included $220,000 in building rent and $114,000 in property tax expense. These increases were a result of the expiration of a sublease in November, 2000 of a portion of the Company's facility to an unaffiliated entity for which the tenant also shared in certain operating expenses.

Selling and Administrative Expense. Selling and administrative expense decreased from $2.1 million for 2000 to $1.6 million for 2001. As a percent of sales, selling and administrative expense increased from 8.5% in 2000 to 13.7% in 2001. The largest selling and administrative expense decreases in 2001 were $341,000 in salaries, $99,000 in the State of Michigan Single Business Tax, $32,000 in deferred compensation - 401(k) expense, $36,000 in travel expenses and $29,000 in public company costs. During 2001 these decreases were partially offset by an increase of $47,000 in legal and professional fees expense.

Interest Expense. Interest expense decreased from $890,000 in 2000 to $725,000 in 2001 and increased as a percent of sales from 3.5% in 2000 to 6.0% in 2001. This decrease was due to lower average debt levels and a decrease in interest rates during 2001. The decrease in outstanding debt was attributed to lower sales in 2001 as compared to 2000, which lowered the amount of working capital financing required for the Company's long-term contracts.

FEDERAL INCOME TAX.

The Company's effective income tax rates were 37%, a credit of 28% and 0% for the years ended August 31, 2000, 2001 and 2002, respectively. The Company had approximately $155,150 of alternative minimum tax credits as of August 31, 2002, the use of which does not expire, and federal net operating loss carryforwards of $3,986,858 which expire, if unused, in fiscal 2021 and 2022. The Company recorded a valuation allowance of $1,301,000 in 2002 for net deferred tax assets which may not ultimately be realized.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's need for capital in 1999 and 2000 increased primarily to acquire fixed assets and to finance the increase in trade accounts receivable and contracts in process. The Company financed these needs during these periods through internally generated funds and bank financing. During fiscal 2002, the Company generated operational cash flow of $569,000. This was largely generated as a result of a decrease of $687,000 in current assets and an increase of $886,000 in trade accounts payable and accrued liabilities. The cash flow from operations in 2002 was primarily utilized to fund $466,107 of asset acquisitions. The Company anticipates less than $500,000 in capital expenditures for fiscal 2003.

The Company's total bank debt as of August 31, 2002, is $10,354,499, of which all is classified as short-term. As of August 31, 2002, the Company was not in compliance with certain covenants of its long-term loan agreement causing the Company's debt to be classified as current in the financial statements. The Company's agreement expired September 1, 2002 and has renewed monthly thereafter. Management believes the Company will be able to refinance the debt as the Company has concluded negotiations with its current bank and another lender to obtain long-term financing. The Company has received Commitment Letters from these financial institutions; however, such commitments are subject to conditions yet to be fulfilled. Additionally, the Company has a backlog of $21 million, is anticipating other significant long-term contracts with customers, and believes this backlog and projected cash flow from operations together with the anticipated debt financing will be sufficient to finance the Company's operations in 2003.

INFLATION.

The Company has no long-term, fixed price supply contracts. Although the average set of dies takes approximately ten months from inception to shipment, any significant direct material costs are incurred at the beginning of the die manufacturing process. Historically, the Company has been able to reflect increases in the prices of labor and material in its selling prices, however under current industry pricing pressures, the Company is unsure if this will continue to be the case in the future.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    NOT APPLICABLE
                                       15

ITEM 8.      FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

      Board of Directors and Stockholders
      Riviera Tool Company
      Grand Rapids, Michigan

      We have audited the accompanying balance sheets of Riviera Tool Company as of August 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended August 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such financial statements present fairly, in all material respects, the financial position of Riviera Tool Company as of August 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that Riviera Tool Company will continue as a going concern. As discussed in
      Note 2 to the financial statements, at August 31, 2002, the Company was not in compliance with certain covenants of its long-term loan agreement. The Company is negotiating with its bank and another lender to obtain long-term financing. The Company's difficulties in meeting its loan agreement covenants and obtaining financing as discussed in Note 2 raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note
      2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


      DELOITTE & TOUCHE LLP


      Grand Rapids, Michigan
      November 1, 2002
      (December 9, 2002 as to Note 2)

                              Riviera Tool Company
                                 Balance Sheets

                                                                                                      August 31
                                                                                                --------------------
                                    ASSETS                                       Note            2001          2002
                                                                                 ----           ------        ------

      Current Assets
      Cash...................................................................              $    282,721   $   2,337,743
      Accounts receivable....................................................                 3,449,430       2,899,075
      Costs in excess of billings
         on contracts in process.............................................      4          4,153,569       3,988,346
      Inventories............................................................      5            308,977         250,569
      Prepaid expenses and other current assets..............................                    97,289         184,313
                                                                                           ------------   -------------
               Total current assets..........................................                 8,291,986       9,660,046

      Property, plant and equipment, net.....................................      6         16,146,059      14,471,879
      Perishable tooling.....................................................                   572,822         548,606
      Other assets...........................................................                   135,770         303,060
                                                                                           ------------   -------------
               Total assets..................................................              $ 25,146,637   $  24,983,591
                                                                                           =============  =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

      Current Liabilities
      Current portion of long-term debt......................................      7       $  1,875,631   $  10,354,499
      Accounts payable.......................................................                   898,212       1,694,779
      Accrued liabilities....................................................                   342,007         448,171
                                                                                           ------------   -------------
               Total current liabilities.....................................                 3,115,850      12,497,449

      Long-term debt, net of current portion.................................      7          6,526,729              --
      Accrued lease expense..................................................      9            692,094         675,735
                                                                                           ------------   -------------
               Total liabilities.............................................                10,334,673      13,173,184

      Preferred stock -- no par value,
        $100 mandatory redemption value:
         Authorized--5,000 shares, Issued and outstanding-- no shares........                        --              --
      Preferred stock -- no par value,
         Authorized -- 200,000 shares
         Issued and outstanding -- no shares.................................                        --              --
      Common stockholders' equity
        Common stock -- no par value,
          Authorized -- 9,798,575 shares
          Issued and outstanding -- 3,379,609 shares.........................                15,115,466      15,115,466
        Retained deficit.....................................................                  (303,502)     (3,305,059)
                                                                                           ------------   -------------
               Total common stockholders' equity.............................                14,811,964      11,810,407
                                                                                           ------------   -------------
      Total liabilities and stockholders' equity.............................              $ 25,146,637   $  24,983,591
                                                                                           =============  =============

                        See Notes to Financial Statements

                              Riviera Tool Company
                            Statements of Operations

                                                                                               Year Ended August 31
                                                                            --------------------------------------------------
                                                                                 2000               2001               2002
                                                                            ------------       ------------       ------------
     Sales ...........................................................      $ 25,187,327       $ 12,047,039       $ 14,050,133
     Cost of sales ...................................................        21,393,111         15,109,065         14,680,398
                                                                            ------------       ------------       ------------
     Gross profit (loss) .............................................         3,794,216         (3,062,026)          (630,265)
     Selling and administrative expenses .............................         2,139,346          1,649,558          1,658,849
                                                                            ------------       ------------       ------------
     Income (loss) from operations ...................................         1,654,870         (4,711,584)        (2,289,114)
     Other income (expense):
       Interest expense ..............................................          (889,578)          (725,267)          (652,905)
       Other .........................................................            10,733             (4,806)               726
       Loss on asset disposals .......................................          (130,400)              --              (60,264)
     Total other expense, net ........................................        (1,009,245)          (730,073)          (712,443)
                                                                            ------------       ------------       ------------
     Income (loss) -- before income tax (benefit) ....................           645,625         (5,441,657)        (3,001,557)
                                                                            ------------       ------------       ------------
     Income tax expense (benefit) ....................................           242,000         (1,538,000)              --
                                                                            ------------       ------------       ------------
     Net income (loss) available for common shares ...................      $    403,625       $ (3,903,657)      $ (3,001,557)
                                                                            ============       ============       ============
     Basic and Diluted earnings (loss)  per common share .............      $        .12       $      (1.16)      $      (0.89)
                                                                            ============       ============       ============
     Basic and Diluted common shares outstanding .....................         3,379,609          3,379,609          3,379,609














                        See Notes to Financial Statements

                                               Riviera Tool Company
                                     Statements of Common Stockholders' Equity




                                                                    Common Stock               Retained            Total
                                                            ----------------------------       Earnings        Stockholders'
                                                  Note        Shares            Amount         (Deficit)          Equity
                                                  ----      ---------     --------------    --------------     --------------

        Balance -- September 1, 1999 ...........            3,218,744     $   14,512,185    $    3,799,811     $   18,311,996
                                                            ---------     --------------    --------------     --------------

        Net income .............................                   --                 --           403,625            403,625

        5% common stock dividend ...............   12         160,865            603,281          (603,281)                --
                                                            ---------     --------------    --------------     --------------

        Balance -- August 31, 2000 .............            3,379,609     $   15,115,466    $    3,600,155     $   18,715,621
                                                            ---------     --------------    --------------     --------------

        Net loss ...............................                   --                 --        (3,903,657)        (3,903,657)
                                                            ---------     --------------    --------------     --------------

        Balance -- August 31, 2001 .............            3,379,609     $   15,115,466    $     (303,502)    $   14,811,964
                                                            ---------     --------------    --------------     --------------

        Net loss ...............................                   --                 --        (3,001,557)        (3,001,557)
                                                            ---------     --------------    --------------     --------------

        Balance -- August 31, 2002 .............            3,379,609     $   15,115,466    $   (3,305,059)    $   11,810,407
                                                            =========     ==============    ==============     ==============








                        See Notes to Financial Statements

                              Riviera Tool Company
                            Statements of Cash Flows


                                                                                              Year Ended August 31
                                                                                   ----------------------------------------
                                                                                       2000           2001          2002
                                                                                   ----------     ----------     ----------
        Cash Flows from Operating Activities
                 Net income (loss) ............................................   $   403,625    $(3,903,657)   $(3,001,557)
                Adjustments to reconcile net income to net cash from operating:
                  activities
                      Depreciation and amortization ...........................     1,939,644      1,952,320      1,912,733
                      Loss on disposal of machinery and equipment .............       130,400           --           60,264
                      Deferred taxes ..........................................       151,722     (1,538,000)          --
                      Decrease (increase) in assets:
                         Accounts receivable ..................................      (230,650)     3,602,739        550,355
                         Costs in excess of billings
                                on contracts in  process ......................      (734,907)     4,411,082        165,223

                         Inventories ..........................................       144,492         (2,302)        58,408
                         Perishable tooling ...................................        11,891        (34,079)        24,216
                         Federal income tax refundable ........................      (673,897)       673,897           --
                         Prepaid expenses and other current assets ............       (85,981)        72,881        (87,024)
                      Increase (decrease) in liabilities:
                         Accounts payable .....................................        52,351       (512,622)       796,567
                         Accrued lease expense ................................        18,685          2,336        (16,359)
                         Accrued liabilities ..................................      (636,295)       (92,682)       106,164
                                                                                   ----------     ----------     ----------
                         Cash flows from operating activities .................       491,080      4,631,913        568,990
                                                                                   ----------     ----------     ----------
                Cash Flows from Investing Activities
                  Proceeds from sale of property, plant and equipment .........        68,500           --             --
                  (Increase) decrease in other assets .........................       (75,000)        75,000       (167,290)
                  Purchases of property, plant and equipment...................    (1,642,174)      (653,090)      (298,817)
                                                                                   ----------     ----------     ----------
                          Net cash used in investing activities ...............    (1,648,674)      (578,090)      (466,107)
                                                                                   ----------     ----------     ----------
                Cash Flows from Financing Activities
                  Net borrowings (repayments) on revolving credit line ........     3,047,525     (1,937,229)     3,357,210
                  Proceeds from issuance of long-term debt ....................          --             --          470,560
                  Principal payments on long-term debt ........................    (1,889,415)    (1,947,572)    (1,875,631)
                                                                                   ----------     ----------     ----------
                         Cash flows from (used in)  financing activities ......     1,158,110     (3,834,801)     1,952,139
                                                                                   ----------     ----------     ----------
                Net increase in cash ..........................................           516        169,022      2,055,022
                                                                                   ----------     ----------     ----------
                Cash -- beginning of year .....................................       113,183        113,699        282,721
                                                                                   ----------     ----------     ----------
                Cash -- end of year ...........................................   $   113,699    $   282,721    $ 2,337,743
                                                                                   ----------     ----------     ----------
                Interest paid .................................................   $   921,452    $   764,215    $   581,915
                                                                                   ==========     ==========     ==========
                Income taxes paid (refunded) ..................................     1,355,000       (731,957)       (25,000)

                        See Notes to Financial Statements

                              Riviera Tool Company
                          Notes to Financial Statements


NOTE 1 -- NATURE OF BUSINESS  AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS.
     Riviera Tool Company (the "Company") designs, develops and manufactures custom and complex large scale metal stamping die systems used in the high-speed production of sheet metal stamped parts and assemblies for the automotive industry. These systems are mainly sold to DaimlerChrysler AG, Ford Motor Company, General Motors Corporation, BMW and their tier one suppliers of sheet metal stamped parts and assemblies.

USE OF ESTIMATES.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Although management believes the estimates are reasonable, actual results could differ from those estimates.

SIGNIFICANT ESTIMATES.
     The most significant estimates made by the Company are in the determination and recognition of revenue on contracts in process. Management's best estimate of costs to complete is based on costs incurred, engineers' cost projections, experience with customers or particular die systems and other analyses. Although management's estimates are not expected to materially change in the near term, the costs the Company will ultimately incur will differ from the amounts estimated.

REVENUE RECOGNITION.
     The Company recognizes revenue on time and material contracts utilizing the completed-contract method. Revenue is recognized on all other contracts utilizing the percentage-of-completion method. Under the completed-contract method, the contract is considered complete when all costs except for insignificant items have been incurred and the project has been approved by the customer. Under the percentage-of-completion method estimated contract earnings are based on total estimated contract profits multiplied by the ratio of labor hours incurred to total estimated labor hours on the contract. Provisions for total estimated losses on contracts in process are recognized in the period such losses are determined. Changes in job performance, conditions and estimated profitability may result in revisions to costs and income and are recognized in the period such revisions are determined.

ACCOUNTS RECEIVABLE.
     As of August 31, 2001 and 2002, the Company had no reserve for uncollectible accounts receivable and had $147,169 and $23,659 of unbilled accounts receivable (completed contracts for which revenue earned exceeds amounts billed), respectively.

INVENTORIES.
     Inventories are recorded at the lower-of-cost (first-in, first-out method), or market.

PROPERTY, PLANT AND EQUIPMENT.
     Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the useful life of the asset for financial reporting purposes as follows:

                              Riviera Tool Company
                          Notes to Financial Statements

NOTE 1 -- NATURE OF BUSINESS  AND SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED


            ASSET                                                  USEFUL LIVES
            -----                                                  ------------
              -   Leasehold Improvements..........................     7-20
              -   Office Furniture and Fixtures...................     3-10
              -   Machinery and Equipment.........................     5-20
              -   Computer Equipment and Software.................     5-20
              -   Transportation Equipment........................     5-10


     Expenditures for maintenance and repairs are charged to expense as incurred. The Company capitalizes interest cost associated with construction in process. The amount of capitalized interest was $71,158, $21,572 and $6,703 in 2000, 2001 and 2002, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS.
     The Company reviews and evaluates long-lived assets for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset's carrying amount, a discounted cash flow model is utilized to determine the impairment loss to be recorded. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less costs to sell.

PERISHABLE TOOLING.
     Perishable tools are generally used up over five years, reported at cost as non-current assets in the balance sheet and amortized evenly over their useful lives.

INCOME TAXES.
     Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based upon enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

EARNINGS PER SHARE.
     Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.

STOCK-BASED COMPENSATION.
     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-based Compensation, and as permitted by this standard, will continue to apply the recognition and measurement principles prescribed under Accounting Principles Board Opinion No, 25, Accounting for Stock Issued to Employees, to its stock-based compensation (see Note 11).

BUSINESS SEGMENT REPORTING.
     Based on the nature of its operations and products, the Company considers its business to be a single operating segment.

                              Riviera Tool Company
                          Notes to Financial Statements

NOTE 1 -- NATURE OF BUSINESS  AND SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

NEW ACCOUNTING STANDARDS.
     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and certain other identified intangibles. In addition, the statement includes provisions for the reassessment of the value and useful lives of existing recognized intangibles (including goodwill), reclassification of certain intangibles both in and out of the previously reported goodwill and the identification of reporting units for the purposes of assessing potential future impairments of goodwill and other intangibles. The Company will adopt these standards effective September 1, 2002 and does not believe the adoption will have a significant impact on the financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for
     (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has determined that its current accounting policy is consistent with SFAS No. 144.

NOTE 2 -- BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 2002, the Company sustained a loss from operations of $2,289,114 and a net loss of $3,001,557. This loss resulted in an accumulated deficit of $3,305,059 as of August 31, 2002. Further, the Company was not in compliance with certain covenants of its long-term loan agreement causing a significant portion of the Company's debt to be classified as current in the financial statements. The Company's agreement expired September 1, 2002 and has been renewed monthly thereafter. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes the Company will be able to refinance the debt as the Company has concluded negotiations with its current bank and another lender to obtain long-term financing. The Company has received Commitment Letters from these financial institutions however, such commitments are subject to conditions yet to be fulfilled. Additionally, the Company has a backlog of $21 million, is anticipating other significant long-term contracts with customers, and believes this backlog and projected cash flow from operations together with the anticipated debt financing will be sufficient to finance the Company's operations in 2003.

NOTE 3 -- SALES TO MAJOR CUSTOMERS

The nature of the Company's business is such that a limited number of customers comprise a majority of its business in any given year, even though the specific customers will differ from year to year. The following table summarizes the Company's sales to those customers, which represent more than 10% of the annual sales, in the particular year presented, of the Company (in 000's):

                              Riviera Tool Company
                          Notes to Financial Statements

NOTE 3 -- SALES TO MAJOR CUSTOMERS -CONTINUED

                                                                                     AUGUST 31
                                              -------------------------------------------------------------------------------------
                                                2000              %            2001             %             2002             %
                                              -------         -------        -------         -------        -------         -------
General Motors ........................      $ 2,324              9         $ 3,975             33         $ 8,486             60
DaimlerChrysler AG ....................        8,604             34           2,588             21             905              6
Autodie International .................        2,584             10           1,871             16            --             --
Dana Corporation ......................         --             --             1,563             13            --             --
Budd Company ..........................         --             --             1,135              9             109              1
L & W Engineering .....................        2,701             11            --             --               183              1
Oxford Automotive .....................         --             --              --             --             1,235              9
Others ................................        8,974             36             915              8           3,132             23
                                              -------         -------        -------         -------        -------         -------
     Total Sales ......................      $25,187            100%        $12,047            100%        $14,050            100%
                                              =======         =======        =======         =======        =======         =======


Outstanding account receivables from three of these customers represented approximately 74 percent and 80 percent at August 31, 2001 and 2002 of the total accounts receivable, respectively.


NOTE 4 -- COSTS AND BILLINGS ON CONTRACTS IN PROCESS


Costs and billings on contracts in process are as follows:                                AUGUST 31
                                                                               ------------------------------
                                                                                   2001              2002
                                                                               -----------        -----------
Costs incurred on contracts in process under the
  percentage-of-completion method ..................................         $  8,587,454       $ 11,248,868
                                                                               -----------        -----------
Estimated gross loss ...............................................             (650,000)          (670,000)
     Total .........................................................            7,937,454         10,578,868
Less progress payments received and progress billings to date ......            3,783,885          6,682,206
Plus costs incurred on contracts in process under
 the completed contract method .....................................                 --               91,682
                                                                               -----------        -----------
Costs in excess of billings
     on contracts in process .......................................         $  4,153,569       $  3,988,346
                                                                               ===========        ===========


Included in estimated gross loss for 2001 and 2002 are contracts with estimated losses accrued of $763,980 and $973,985, respectively.


NOTE 5-- INVENTORIES


Inventories consist of the following:                                                AUGUST 31
                                                                       2001             2002
                                                                   -----------      -----------
Raw material stock ..........................................       $190,337          $146,303
Small tools and supplies ....................................       $118,640           104,266
                                                                   -----------      -----------
         Total ..............................................       $308,977          $250,569
                                                                   ===========      ===========

                              Riviera Tool Company
                          Notes to Financial Statements

NOTE 6 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:                                  AUGUST 31
                                                                               ------------------------------
                                                                                  2001              2002
                                                                               ------------     -------------
  Land and leasehold improvements...................................        $   1,501,015    $    1,367,908
  Office furniture and fixtures..................................                 194,993           157,868
  Machinery and equipment..........................................            22,865,732        22,353,184
  Computer equipment and software.............................                  2,210,378         2,119,363
  Transportation equipment..........................................              133,365            61,919
  Construction in process.........................................                 23,913             1,399
                                                                               ------------     -------------
     Total cost...........................................                     26,929,396        26,061,641
                                                                               ------------     -------------
  Accumulated depreciation and  amortization......................             10,783,337        11,589,762
                                                                               ------------     -------------
     Property, plant and equipment, net..............................       $  16,146,059    $   14,471,879
                                                                               ============     =============
Depreciation & amortization  expense...............................         $   1,952,320    $    1,912,733
                                                                               ============     =============


NOTE 7 -- LONG-TERM DEBT

The Company's long-term debt, which is subject to certain covenants discussed below, consists of the following:

                                                                                                     AUGUST 31
                                                                                          ------------------------------
                                                                                              2001             2002
                                                                                          ------------     -------------
REVOLVING WORKING CAPITAL CREDIT LINE
-------------------------------------

The revolving working capital credit line is collateralized by substantially all assets of the Company and provides for borrowing, subject to certain collateral requirements of up to $6.5 million. The agreement requires a commitment fee of
..25% per annum on the average daily unused portion of the revolving credit line.
The credit line is due January 13, 2003, and bears interest, payable monthly,
at 2.0% above the bank's prime, 5.75% as of August 31, 2002 ....................           3,142,790        6,500,000

NOTES PAYABLE TO BANK
---------------------

Note payable to bank, collateralized by substantially all assets of the Company, due December 31, 2002, and is payable in monthly installments of $54,167 plus interest, payable monthly, at .25% below the bank's prime rate (as of August 31,
2001, an effective rate of 6.25%) ..............................................             541,667               --

Note payable to bank, collateralized by specific assets of the
Company, payable in monthly installments of $55,556, plus simple
interest of 7.26%, due December 31, 2002 .......................................           2,277,764        1,611,092

Note payable to bank, collateralized by specific assets of the
Company, payable in monthly installments of $16,666 plus simple
interest of 8.04%, due December 31, 2002 .......................................             616,667          416,667



NON-REVOLVING EQUIPMENT LINE OF CREDIT
--------------------------------------

$3,271,000 equipment line of credit is collateralized by specific assets of the
Company, is due December 31, 2002, and is payable in monthly installments of
$38,941 plus interest at the bank's prime rate less .25% (as of August 31, 2002,
an effective rate of 4.5%) .....................................................           1,823,472        1,826,740



           Total long-term debt ................................................           8,402,360       10,354,499
           Less current portion ................................................           1,875,631       10,354,499
                                                                                        ------------    -------------
           Long-term debt -- Net ...............................................        $  6,526,729    $          --
                                                                                        ============    =============


Minimum scheduled principal payments on long-term debt to maturity as of August 31, 2002, are as follows:

                              2003...................................................    $  10,354,499
                              2004...................................................               --
                              2005 ..................................................               --
                              2006 ..................................................               --
                              2007 ..................................................               --
                                                                                         -------------
                                                           Total.....................    $  10,354,499
                                                                                         =============

                              Riviera Tool Company
                          Notes to Financial Statements

NOTE 7 -- LONG-TERM DEBT-CONTINUED
The Company was not in compliance with certain covenants of its long-term loan agreement causing all of the Company's debt to be classified as current in the financial statements. The Company's agreement expired September 1, 2002 and has been renewed monthly thereafter.

The estimated fair value of the Company's notes payable and long-term debt approximates its carrying amount.


NOTE 8 -- FEDERAL INCOME TAXES

The provision for federal income taxes is as follows:

                                                                                               AUGUST 31
                                                                          ------------------------------------------------
                                                                             2000                  2001            2002
                                                                          ----------            ----------      ----------
Current expense .............................................           $    90,000           $      --        $     --
Deferred expense (benefit) ..................................               152,000            (1,538,000)           --
                                                                          ----------            ----------      ----------
              Income tax expense (benefit) ..................           $   242,000           $(1,538,000)     $     --
                                                                          ==========            ==========      ==========


The difference between the federal statutory tax rate and the Company's effective rate was:

                                                                                           AUGUST 31
                                                                          ------------------------------------------
                                                                             2000            2001            2002
                                                                          ----------      ----------      ----------
Federal statutory tax rate ......................................            34.0%          (34.0%)         (34.0%)
Effect of increasing the valuation allowance ....................             --              5.8%           34.0%
Other items .....................................................             3.4%             --              --
                                                                          ----------      ----------      ----------
          Effective tax rate ....................................            37.4%          (28.2%)            --
                                                                          ==========      ==========      ==========



The details of the net deferred tax liability are as follows:                         AUGUST 31
                                                                          -------------------------------
                                                                             2001                  2002
                                                                          ----------           ----------
Deferred tax liabilities:
  Depreciation .....................................................    $(2,955,438)          $(3,128,313)
Deferred tax assets:
  Alternative minimum tax credit carryforward ......................        155,150               155,150
  Accrued lease expense ............................................        235,312               229,750
  Deferred compensation and other items ............................         63,280                57,555
  Net operating loss carryforward ..................................      2,813,696             3,986,858
                                                                          ----------           ----------
              Total deferred tax assets ............................      3,267,438             4,429,313
                                                                          ----------           ----------
Valuation allowance recognized for deferred tax assets .............       (312,000)           (1,301,000)
                                                                          ----------           ----------
              Net deferred tax liability ...........................    $      --             $      --
                                                                          ==========           ==========


The net operating loss carryforward arising in fiscal 2001 and 2002 will expire, if unused, in fiscal 2021 and 2022, respectively.

NOTE 9 -- OPERATING LEASES

The Company has entered into a noncancellable operating lease agreement for manufacturing and office facilities with a lease term that expires in October 2009. The agreement provides for annual lease payments plus an escalation of 2 percent per year for the remainder of the lease term. The Company has an option to renew this lease for two additional 10-year terms at a rate to be negotiated and has an option to acquire the facility at fair market value.

                              Riviera Tool Company
                          Notes to Financial Statements

NOTE 9 -- OPERATING LEASES - CONTINUED

Generally accepted accounting principles require that rent expense related to this type of lease be recognized ratably over the term of the lease. The difference between the rent payments made and the amount of expense recognized has been recorded as accrued lease expense (a liability). For the years ended August 31, 2000 and 2001, lease expense exceeded cash payments made by $18,865, and $2,335, respectively. During the year ended August 31, 2002 the cash payments made exceeded the lease expense by $34,305.

The Company has various operating leases, including the noncancellable operating lease noted above, for facilities that expire during the next 15 years. Rent expense under these leases for the years ended August 31, 2000, 2001 and 2002 amounted to $835,862, $1,053,118 and $1,075,186, respectively.

The following is a schedule of future minimum rent payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of August 31, 2002.



                                                                         LEASE
                                                                        PAYMENTS
                                                                      ----------
             2003...............................................       1,131,812
             2004...............................................       1,150,502
             2005...............................................       1,144,948
             2006...............................................       1,146,320
             2007...............................................       1,165,010
             2008 and after.....................................       2,587,007
                                                                      ----------
                           Total minimum payments required......    $  8,325,599
                                                                      ==========



NOTE 10 -- RETIREMENT PLANS
The Company has a profit-sharing plan that covers substantially all employees. The plan includes a 401(k) deferred-compensation option. The plan, as established, allows for discretionary contributions as determined annually by the Company's Board of Directors. No discretionary contribution was made for the years-ended August 31, 2000, 2001, and 2002. The Company also matches and contributes up to 15 percent of the employees' contributions, up to 2% of an employee's annual wage. Effective January 1, 2002, the Company, until further notice, suspended its matching share of the employees contribution. The Company's matching contributions to the plan for the years ended August 31, 2000, 2001 and 2002, amounted to $106,408, $74,759 and $31,324, respectively.

NOTE 11 -- STOCK OPTION PLANS
The Company's 1996 Stock Option Plan (the "Option Plan") was adopted by the Board of Directors and approved by the stockholders on October 31, 1996. Under the Option Plan, 250,000 shares of Common Stock were reserved for issuance and are intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Stock options granted to Company personnel under the option plan are at exercise prices equal to the market value of the stock on the date of grant. The options vest one year from the date of option grant and the recipients must be employed by the Company at the time of exercise.

                              Riviera Tool Company
                          Notes to Financial Statements

NOTE 11 -- STOCK OPTION PLANS -- CONTINUED

The Company's 1998 Key Employee Stock Option Plan (the "Key Option Plan") was adopted by the Board of Directors and approved by the stockholders on December 16, 1998. Under the Key Option Plan, 200,000 shares of Common Stock were reserved for issuance and do not qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Stock options granted to Company personnel and Directors under the option plan are at exercise prices equal to the market value of the stock on the date of grant. The options vest one year from the date of option grant and recipients must be employed by the Company at the time of exercise.

As permitted by SFAS No. 123, "Accounting for Stock-based Compensation", the Company continues to apply the provisions of Accounting Principles Board Opinion No. 25 which recognizes compensation expense under the intrinsic value method. The compensation cost, estimated under the fair value-based method defined in SFAS No. 123, was not significant.

A summary of the status of the Option Plan and Key Option Plan during the years' presented is as follows (no stock options were granted previous to fiscal 1999 under the 1996 Stock Option Plan and the 1998 Key Employee Stock Option Plan):

                                                                                             Weighted
                                                                                              Average
                  1996 STOCK OPTION PLAN, AS AMENDED                                         Exercise
                  ----------------------------------                      Shares               Price
                                                                          ------               -----
  Outstanding at end of year,  August 31, 1999....................        45,000               $6.625
                                                                         =======              =======
  Fiscal Year Ended August 31, 2000
  Stock options granted...........................................        75,000               $3.75
                                                                         -------              -------
  Outstanding at end of year,  August 31, 2000....................       120,000               $4.82
                                                                         =======              =======
  Fiscal Year Ended August 31, 2001
  Stock options granted...........................................          --                   --
                                                                         -------              -------
  Outstanding at end of year,  August 31, 2001....................       120,000               $4.82
                                                                         =======              =======
  Fiscal Year Ended August 31, 2002
  Stock options granted...........................................          --                   --
                                                                         -------              -------
  Outstanding at end of year,  August 31, 2002....................       120,000               $4.82
                                                                         =======              =======

                                                                                              Weighted
                                                                                               Average
                 1998 KEY EMPLOYEE STOCK OPTION PLAN                                          Exercise
                 -----------------------------------                      Shares                Price
                                                                          ------                -----
  Outstanding at end of year,  August 31, 1999....................        54,000               $6.625
  Fiscal Year Ended August 31, 2000
  Stock options granted...........................................        53,000               $3.75
                                                                         -------              -------
  Outstanding at end of year,  August 31, 2000....................       107,000               $5.20
  Fiscal Year Ended August 31, 2001
  Stock options granted...........................................          --                   --
  Stock options forfeited.........................................       (5,000)               $6.625
  Stock options forfeited.........................................       (5,000)               $3.75
  Outstanding at end of year,  August 31, 2001....................        97,000               $5.20
  Fiscal Year Ended August 31, 2002
  Stock options granted...........................................          --                   --
                                                                         -------              -------
  Outstanding at end of year,  August 31, 2002....................        97,000               $5.20
                                                                         =======              =======

                              Riviera Tool Company
                          Notes to Financial Statements

NOTE 12  -- STOCKHOLDERS INVESTMENT

On November 24, 1999, the Company's Board of Directors declared a five-percent common stock dividend, payable on February 1, 2000, to all stockholders of record on December 29, 1999. On February 1, 2000, an additional 160,865 shares of Common Stock were issued as a stock dividend. All share and per share data presented for fiscal 1999 have been adjusted to give effect to the five percent stock dividend.

NOTE 13 -- CONTINGENCIES

During fiscal 2001, the Company recorded a $765,000 loss on certain contracts with one of its customers. This loss was a result of a dispute between the Company and its customer over the manufacture of stamping die systems for an auto frame assembly. This dispute resulted in the Company being a Defendant in a lawsuit with the customer ("Plaintiff") asking for recovery of $850,000 in damages. The Company and its customer settled this matter on April 17, 2002 resulting in no additional expense to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
              None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS
         Information with respect to Directors and Executive Officers may be found under the caption "Directors and Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held December 17, 2002 (the "Proxy Statement") and such information is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION
         Information with respect to Directors and Executive Officers Compensation may be found under the captions "Compensation of Directors and Executive Officers" in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders (the "Proxy Statement") and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters may be found under the captions "Executive Compensation," and "Director Compensation" in the Company's Proxy Statement and such information is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         Information with respect to Certain Relationships and Related Transactions is contained under the captions "Executive Compensation," "Ownership of Company Stock," and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement and such information is incorporated herein by reference.

ITEM 14.      CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
         The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

CHANGES IN INTERNAL CONTROLS

         The Company made no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officers.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as a part of this report:

          1. Financial Statements -- The Consolidated Financial Statements of Riviera Tool Company in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

          2.      Exhibits


          10(y) Fourth Amendment to Loan Documents between Registrant and Fifth Third Bank, f/k/a Old Kent Bank, dated August 27, 2001.

          10(z) Fifth Amendment to Loan Documents between Registrant and Fifth Third Bank, f/k/a Old Kent Bank, dated October 30, 2002.

          10(aa) Sixth Amendment to Loan Documents between Registrant and Fifth Third Bank, f/k/a Old Kent Bank, dated November 27, 2002.

          10(bb) Seventh Amendment to Loan Documents between Registrant and Fifth Third Bank, f/k/a Old Kent Bank, dated December 13, 2002.

          21      Subsidiaries -- None

          99.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Sec. 906

          99.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Sec. 906

(b) Reports on Form 8-K- No Reports were filed on Form 8-K in the last quarter of the Fiscal Year ended August 31, 2002.


                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   December 16, 2002                  RIVIERA TOOL COMPANY

                          By:      /s/ Kenneth K. Rieth
                                   ---------------------
                                   Kenneth K. Rieth, Principal Executive Officer
                                                 and
                          By:      /s/ Peter C. Canepa
                                   ---------------------
                                   Peter C. Canepa, Principal Financial and
                                   Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 16th day of December, 2002, by the following persons on behalf of the Company and in the capacities indicated.

         Each Director of the Company whose signature appears below hereby appoints Kenneth K. Rieth and Peter C. Canepa, and each of them individually, as his attorney-in-fact to sign in his name and on his behalf as a Director of the Company, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.


/s/ Leonard H. Wood                               /s/ Kenneth K. Rieth
-------------------                               --------------------
Leonard H. Wood, Director                         Kenneth K. Rieth, Director

/s/ John C. Kennedy                               /s/ Jay S. Baron
-------------------                               ----------------
John C. Kennedy, Director                         Jay S. Baron, Director

/s/ Thomas H. Highley
----------------------
Thomas H. Highley, Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Riviera Tool Company (the "Company") on Form 10-K for the year ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Kenneth K. Rieth, Chief Executive Officer of registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         (1) I have reviewed this annual report on Form 10-K of Riviera Tool Company;

         (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report; and

         (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   December 16, 2002 By: /s/
                              ------
                                Kenneth K. Rieth
                                Chief Executive Officer
This certification accompanies this Annual Report on Form 10-K pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Riviera Tool Company (the "Company") on Form 10-K for the year ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Peter Canepa, Chief Financial Officer of registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         (1) I have reviewed this annual report on Form 10-K of Riviera Tool Company;

         (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in al material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report; and

         (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   December 16, 2002 By: /s/
                              ------
                                  Peter Canepa
                                  Chief Financial Officer
This certification accompanies this Annual Report on Form 10-K pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

         EX. NO.                 EXHIBIT INDEX


          10(y) Fourth Amendment to Loan Documents between Registrant and Fifth Third Bank, f/k/a Old Kent Bank, dated August 27, 2001.

          10(z) Fifth Amendment to Loan Documents between Registrant and Fifth Third Bank, f/k/a Old Kent Bank, dated October 30, 2002.

          10(aa) Sixth Amendment to Loan Documents between Registrant and Fifth Third Bank, f/k/a Old Kent Bank, dated November 27, 2002.

          10(bb) Seventh Amendment to Loan Documents between Registrant and Fifth Third Bank, f/k/a Old Kent Bank, dated December 13, 2002.

          21      Subsidiaries -- None

          99.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Sec. 906

          99.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Sec. 906