Form 10-K/A
period 2002-08-31
RIVIERA TOOL CO
filed 2003-01-14
CIK 1018349

                United States Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              RIVIERA TOOL COMPANY

                                January 14, 2003

                                TABLE OF CONTENTS







                                                                                                                PAGE
                                                                  PART III

        Item 10.                 Directors and Executive Officers................................................ 3
        Item 11.                 Executive Compensation.......................................................... 4
        Item 12.                 Security Ownership of Certain Beneficial Owners and Management.................. 9
        Item 13.                 Certain Relationships and Related Transactions..................................10

                                 SIGNATURES......................................................................11


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS

     Listed below are the names of the Directors of the Company, the year in which such Director's respective term expires, and a brief account of the business experience of each Director during the past five years:


               NAME                                 POSITION                          TERM                 AGE
               ----                                 --------                          ----                 ---

         Kenneth K. Rieth            President, Chief Executive Officer and           2003                 44
                                                    Director

         John C. Kennedy                      Chairman of the Board                   2003                 44

        Thomas H. Highley                           Director                          2003                 60

         Leonard H. Wood               Vice President, General Manager and            2004                 61
                                                    Director

      Daniel W. Terpsma (1)                         Director                          2004                 48

       Dr. Jay S. Baron (1)                         Director                          2004                 37


(1) On October 4, 2002, Mr. Terpsma resigned as a director citing conflicts with his current role at Standard Federal Bank. On October 24, 2002, the Company's Board of Directors nominated and approved Dr. Baron to serve as Mr. Terpsma replacement, serving the remainder of his term (expiring in 2004).




         Kenneth K. Rieth. Kenneth K. Rieth has been a principal owner and President of Riviera Tool Company since 1980.

         John C. Kennedy. John C. Kennedy has been a Director of Riviera Tool Company since 1991. Mr. Kennedy has been principal owner, Director, Chairman (appointed September 30, 1998) and President of Autocam Corporation, a designer and manufacturer of close tolerance, specialty metal alloy components for the automotive, medical, electronic and computer industries since 1988.

         Thomas H. Highley. Thomas H. Highley has been a Director of Riviera Tool Company since 1997. Mr. Highley has been President and CEO of the Empire Company, Inc., a distributor of residential and commercial millwork products, since 1991.

         Leonard H. Wood. Leonard H. Wood a Director of Riviera Tool Company since 1988. Mr. Wood has been a Vice President of the Company since 1985. Prior to that time, he was Project Manager with American Motors Corporation.

         Daniel W. Terpsma. Daniel W. Terpsma was a Director of Riviera Tool Company since 1998. Mr. Terpsma has been Senior Vice President of Standard Federal Bank since April, 2001. Previously he was Executive Vice President of Old Kent Bank, since 1997, and prior to which he was Senior Vice President of Old Kent Bank.

         Dr. Jay S. Baron. Dr. Jay S. Baron has been a Director of Riviera Tool Company since 2002. Dr. Baron holds a Ph.D. and Master's Degree in Industrial and Operations Engineering. Dr. Baron currently is Director of Manufacturing Systems for Altarum -- Center for Automotive Research. Previously, Dr. Baron was the Manager of Manufacturing Systems for the University of Michigan's OSAT department

         During the fiscal year ended August 31, 2002, the Board of Directors held four meetings. All directors attended at least 75% of the meetings of the board of directors, including appropriate committee meetings.

         Mr. Highley and Mr. Terpsma served on the Company's Compensation Committee during fiscal year 2002. Messrs. Kennedy, Highley and Terpsma served on the Company's Audit Committee during fiscal year 2002. The Audit Committee during the fiscal year ended August 31, 2002 held three meetings. All members of the Audit Committee attended such meetings. The Compensation Committee during the fiscal year ended August 31, 2002 held no meetings. Dr. Baron has been selected to replace Mr. Terpsma as a member of each of the Audit and Compensation Committees for the fiscal year ending August 31, 2002.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE COMPANY

              NAME                                     POSITION                                     AGE
              ----                                     --------                                     ---
        Kenneth K. Rieth                 President and Chief Executive Officer                      44
         Leonard H. Wood                  Vice President and General Manager                        61
         Peter C. Canepa           Chief Financial Officer, Secretary and Treasurer                 44
        Thomas J. Winters                       Vice President of Sales                             61

         Messrs. Rieth's and Wood's biographies are set forth above.

         Peter C. Canepa. Peter C. Canepa has been Chief Financial Officer, Secretary and Treasurer of the Company since March, 1994.

         Thomas J. Winters. Thomas J. Winters has been Vice President of Sales of the Company since 1997.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and beneficial owners of greater than ten percent of the Company's common stock are required by the SEC's regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

         Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file reports on Form 5 for the fiscal year ended August 31, 2002, the Company believes that all its officers, directors and beneficial owners of greater than ten percent of the Company's common stock have filed all reports applicable to them with respect to transactions during the fiscal year ended August 31, 2002.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

         The Company indemnifies its Directors and officers to the fullest extent permitted by law so that they will be free from undue concern about personal liability in connection with their service to the Company, as required under our By-laws.

ITEM 11. EXECUTIVE COMPENSATION

         Directors who also are employees of the Company receive no additional compensation for serving on the Board of Directors. On an annual basis, a non-employee director receives a fee of $5,000. During fiscal year ended August 31, 2002 and 2001, the Company did not pay such fee to each non-employee director.

         The following table provides information about the compensation of the Company's Chief Executive Officer and two other most highly compensated executive officers at fiscal years ended August 31, 2000, 2001, and 2002. Two additional tables provide detailed information about the employees' stock options.

                           SUMMARY COMPENSATION TABLE

                            Fiscal    Annual     Compensation     Other      Restricted   Securities      LTIP        All
Name and Principal           Year     Salary         (1)          Annual        Stock     Underlying    Payouts     Other
Position                                            Bonus      Compensation     Award    Options SARS            Compensation(2)(4)
----------------------------------------------------------------------------------------------------------------------------------

  EXECUTIVE OFFICERS

Kenneth K. Rieth..........   2002   $165,000(3)     $ --            0             0            --          0         $  286
President, CEO and           2001   148,500 (3)       --            0             0            --          0          1,575
Director
                             2000   160,630 (3)       --            0             0        50,000 (5)      0          1,500

Leonard H. Wood...........   2002      $150,000     $ --            0             0            --          0         $7,551
Vice President, General      2001       135,000       --            0             0            --          0          8,866
Manager
and Director                 2000       150,000       --            0             0        20,000 (6)      0          8,791

Peter C. Canepa...........   2002      $140,000     $ --            0             0            --          0         $  424
Secretary, Treasurer and     2001       128,154       --            0             0            --          0          1,005
CFO
                             2000       133,365       --            0             0        20,000 (5)      0          1,000
   SIGNIFICANT EMPLOYEE
Thomas J. Winters.........   2002      $140,000     $ --            0             0            --          0         $  875
Vice President of Sales      2001       126,000       --            0             0            --          0          1,575
                             2000       140,000       --            0             0        20,000 (5)      0          1,413




(1) Does not include any value that might be attributable to job-related personal benefits, the annual value of which has not exceeded the lesser of 10% of annual salary plus bonus or $50,000 for each executive officer.
(2) Represents the dollar value of the premiums paid by the Company for life insurance policy maintained in respect an Executive Deferred Compensation Plan agreement with Mr. Wood. This Agreement provides that upon death, disability or retirement from service after reaching age 65, the employee or his heirs and assigns will receive $50,000 per year for five consecutive years.
(3) The Company has an Employment Agreement with Kenneth K. Rieth pursuant to which Mr. Rieth will continue to serve as the Chief Executive Officer and President of the Company. The term of the agreement was for a period of three years beginning September 1, 1996 and renewed on September 1, 1999, for an additional three years. Pursuant to the agreement with Mr. Rieth, the Company will pay Mr. Rieth a base salary of $165,000.
(4) Required matching contribution by the Company to the 401(k) plan, which is maintained by the Company for its employees generally.
(5) Options were granted on November 20, 1999, exercisable on November 20, 2000 and expire on November 20, 2009.
(6) Options were granted on November 2, 1998, exercisable on November 2, 1999 and expire on November 20, 2008.

OPTION GRANTS TABLE

     No stock options were granted during fiscal year ended August 31, 2002.

OPTION EXERCISES TABLE

     The following table provides information on the value of options held by each of the executive officers of the Company at August 31, 2002 measured in terms of the closing price of the Company's common stock on that day. There were no options exercised by any officer during the year.



                                                                                    Number of
                                                                                    Securities        Value of
                                                                                    Underlying       Unexercised
                                                                                   Unexercised         Options
                                                                                     Options/        In-The-Money
                                                                                     SARs at            Options
                                                      Shares                        August 31,       at August 31,
                                                      Aquired                         2002              2002
                                                        on            Value         Exercisable/      Exercisable/
           Name and Principal Position               Exercise        Realized      Unexercisable     Unexercisable
     --------------------------------------------------------------------------------------------------------------

     Kenneth K. Rieth -- President, (1)
        C.E.O. & Chairman.........................      0               $0            50,000               $0

     Leonard H. Wood - Vice President,(2)
        General Manager and Director..............      0               $0            20,000               $0

     Peter C. Canepa -- Secretary, (2)
        Treasurer and CFO.........................      0               $0            20,000               $0

     Thomas J. Winters, (2)
     Vice President of Sales......................      0               $0            20,000               $0



(1) On November 2, 1998, Mr. Rieth was granted a stock option for 50,000 shares, exercisable at $6.625 per share under the 1998 Key Employee Stock Option Plan, expiring November 2, 2008. On November 24, 2000, Mr. Rieth was granted a stock option for 50,000 shares, exercisable at $3.75 per share after November 24, 2000 and expires November 2, 2009.

(2) On November 2, 1998, Messrs. Wood, Winters and Canepa were granted stock options for 10,000 shares each, exercisable at $6.625 per share under the 1996 Incentive Employee Stock Option Plan, as amended, expiring November 2, 2008. On November 24, 2000, Messrs. Wood, Winters and Canepa were granted a stock options for 20,000 shares each, exercisable at $3.75 per share after November 24, 2000 and expires November 2, 2009.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the compensation committee during fiscal year ended 2002 were Thomas H. Highley and Daniel Terpsma. Neither Mr. Highley nor Mr. Terpsma were ever an officer or an employee of the Company or any of its subsidiaries, and none of them had any relationship requiring disclosure by the Company under
Item 404 of Regulation S-K for fiscal year ended 2002.

                          COMPENSATION COMMITTEE REPORT

         The duty of the Committee is to recommend to the Board of Directors the remuneration arrangements for Kenneth K. Rieth, President and Chief Executive Officer of the Company, as well as grant stock options under the Company's 1996 Incentive Stock Option Plan, as amended, and the 1998 Key Employee Stock Option Plan. The Company's Board of Directors has given Mr. Rieth the authority to set the compensation for senior management.

OFFICER COMPENSATION POLICY

         The Company's compensation policy for executive officers is designed to support the overall objective of enhancing value for shareholders by attracting, developing, rewarding, and retaining highly qualified and productive individuals; relating compensation to both Company and individual performance; and ensuring compensation levels that are externally competitive and internally equitable.

         The key elements of the Company's officer compensation consist of base salary, a formula bonus for Mr. Rieth, the Company's chief executive officer, a discretionary bonus for Mr. Canepa, the Company's Chief Financial Officer and Mr. Wood, the Company's Vice President and General Manager, as well as stock options for Messrs. Rieth, Canepa and Wood. The Compensation Committee's policies with respect to each of these elements are discussed below. In addition, while the elements of compensation described below are considered separately, the Compensation Committee takes into account the full compensation package afforded by the Company to the individual, including insurance and other benefits.

COMPENSATION PROGRAMS

         BASE SALARY

         The Committee reviews each officer's salary annually. In determining appropriate salary levels, consideration is given to scope of responsibility, experience, Company and individual performance as well as pay practices of other companies relating to executives with similar responsibility.

         In addition, with respect to the base salary of Mr. Rieth, the Compensation Committee has acknowledged the longevity of Mr. Rieth's service to the Company and its belief that Mr. Rieth is an excellent representative of the Company within the industry. Mr. Rieth's base salary was established by the Board of Directors on November 24, 2000 under a three-year employment agreement which expired on August 31, 2002 and was not renewed or otherwise extended. This base compensation consists of a regular payroll payment of $165,000 per year plus an annual bonus equal to 3.5% of the Company's income from operations before such bonus expense. Messrs. Canepa and Wood received a base salary of $140,000 and $150,000, respectively for fiscal 2002.

         BONUS AWARDS

         The Company's officers may be considered for annual cash bonuses which are awarded to recognize and reward corporate and individual performance based on meeting specified goals and objectives. The plan in effect for fiscal 2001 for Mr. Rieth provided no such bonus to Mr. Rieth. In determining a bonus to Mr. Rieth, the Committee reviews compensation levels and financial results available to it for chief executive officers for similarly sized companies as well as those located near the Company's headquarters. Mr. Rieth recommends to the Committee Messrs. Canepa's and Wood's bonus based on his review of corporate and Messrs. Canepa's and Wood's individual performances as well as the performance bonus the management team awards to employees of the Company other than Messrs. Canepa, Wood and Rieth.

         STOCK OPTIONS

         Under the Company's 1996 Incentive Stock Option Plan, as amended, stock options may be granted to the Company's key employees including Messrs. Rieth, Wood and Canepa. The number of options granted is determined by the subjective evaluation of the person's ability to influence the Company's long-term growth and profitability. In fiscal 2000, stock options were granted under such plan to Messrs. Wood and Canepa for 20,000 shares each, exercisable at $3.75 per share. For fiscal 2001 and 2002, no stock options were issued under such plan.

         Under the Company's 1998 Key Employee Stock Option Plan, stock options may be granted to the Company's key employees and directors including Messrs. Rieth, Kennedy, Highley, Wood, and Canepa and Dr. Baron. The number of options granted is determined by the subjective evaluation of the person's ability to influence the Company's long-term growth and profitability. In fiscal 2000, stock options were granted under such plan to Mr. Rieth for 50,000 shares and 1,000 shares each for Messrs. Kennedy and Highley, all exercisable at $3.75 per share. For fiscal 2001 and 2002, no stock options were issued under such plan.

         Stock options are granted with an exercise price equal to the market price of the Common Stock on the date of grant. Since the value of an option bears a direct relationship to the Company's stock price, it is an effective incentive for employees to create value for shareholders. The Committee therefore views stock options as an important component of its future compensation policy.

                           The Compensation Committee
                           Thomas H. Highley, Chairman
                            Dr. Jay Baron, Secretary

STOCK PERFORMANCE GRAPH

         The following line graph compares the cumulative total shareholder return for the Company's Common Stock with the cumulative total return of the Standards & Poors 500 Composite Index and an index of peer companies selected by the Company.

         The comparison assumes $100 was invested on March 4, 1997 (the date of the Company's initial public offering) in the Company's Common Stock, the S & P 500 Composite Index and the peer group. The companies in the peer group, all of which are in the automotive industry, are as follows:



         Arvin Industries                     Excel Industries Inc.                    Simpson Industries
         Autocam Corporation                  Gentex Corporation                       Spartan Motors Inc.
         Breed Technologies Inc.              Hayes Lemmerz International Inc.         Superior Industries International
         Dana Corporation                     Magna International --CL A               Tower Automotive Inc.
         Defiance Inc.                        Mascotech Inc.
         ------------------------------------------------------------------------------------------------------------------

                 Company Name/Index            PERIOD                        Cumulative Total Return
         ------------------------------------------------------------------------------------------------------------------
                                              March 4,    Aug. 31,      Aug. 31,     Aug. 31,      Aug. 31,     Aug. 31,
                                                1997        1997          1998         1999          2000         2001
                                                ----        ----          ----         ----          ----         ----
         RIVIERA TOOL COMPANY                   $100        $69.65       $64.79        $64.63       $43.76        $21.43

         S & P 500                              $100       $114.58      $123.86       $173.18      $201.45       $152.32

         PEER GROUP                             $100       $132.73      $117.44       $125.90       $98.84       $106.63
         -------------------------------------------------------------------------------------------------------------------


                                  [LINE GRAPH]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information with respect to the beneficial ownership of the Company's common stock as of October 18, 2002 with respect to (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) each of the Company's directors; (iii) each Executive Officer or Significant Employee listed in the Summary Compensation Table under the heading "Executive Compensation" and (iv) all directors and executive officers as a group. On the table date, 3,379,609 shares of common stock were issued and outstanding. Unless otherwise indicated, all persons named as beneficial owners of common stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned.


                                                     BENEFICIAL OWNERSHIP TABLE

                                                                                                   Common     Percentage of
                                                                                                   Shares      Total Common
      Name of Beneficial Owner                                Address                           Beneficially   Stock of the
                                                                                                   Owned         Company
------------------------------------------------------------------------------------------------------------------------------
Kenneth K. Rieth                    5460 Executive Parkway SE, Grand Rapids, MI 49512             769,216 (1)     22.8%

JB Capital Partners                 23 Berkley Lane, Rye Brook, NY  10573                             309,975      9.1%

Wellington Management Co. LLP       75 State Street, Boston, MA 02109                                 320,000      9.5%

William Harris Investors, Inc       2 North LaSalle Street, Chicago, IL  60602                        179,800      5.3%

Leonard H. Wood                     5460 Executive Parkway SE, Grand Rapids, MI 49512              30,551 (2)      1.0%

Daniel W. Terpsma (4)               77 Monroe Center, Grand Rapids, MI  49503                             --        --

John C. Kennedy                     4070 East Paris Avenue, Grand Rapids, MI  49512                11,186 (3)      0.3%

Thomas H. Highley                   8181 Logistic Drive, Zeeland, MI  49464                         2,000 (3)       *

Jay S. Baron (4)                    3520 Green Court, Suite 300, Ann Arbor, MI  48105                      --       --

Peter C. Canepa                     5460 Executive Parkway SE, Grand Rapids, MI 49512              35,512 (2)      1.0%

Thomas J. Winters                   5460 Executive Parkway SE, Grand Rapids, MI 49512              20,000 (2)      0.6%
------------------------------------------------------------------------------------------------------------------------------

          All Directors, Executive Officers and Significant Employees as a Group (8)                  848,465     25.7%
------------------------------------------------------------------------------------------------------------------------------

               TOTAL                                                                                1,678,240     49.6%
------------------------------------------------------------------------------------------------------------------------------

     (1) Riviera Holding Company, 100% owned by Kenneth K. Rieth, President and CEO of Riviera Tool Company, owns 635,250 shares of the Common Stock of Riviera Tool Company. Amount also includes 2,100 shares of common stock owned by Mr. Rieth as custodian for his minor children and 100,000 shares, which Mr. Rieth has the right to acquire through exercise, of a stock options granted under the 1998 Key Employee Stock Option Plan.
     (2) Amount includes 30,000 shares of which Mr. Wood, Mr. Winters and Mr. Canepa each have the right to acquire through exercise of a stock option grant under the 1996 Incentive Stock Option Plan.
     (3) Amount includes 2,000 shares of which each referenced director or officer has the right to acquire through exercise of a stock option grant under the 1998 Key Employee Stock Option Plan.
     (4) On October 4, 2002, Mr. Terpsma resigned as a director citing conflicts with his current role at Standard Federal Bank. On October 24, 2002, the Company's Board of Directors nominated and approved Mr. Baron to serve as Mr. Terpsmas replacement, serving the remainder of his term (expiring in 2004).

      *  Beneficial ownership of less than 0.1% of the class.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


                      EQUITY COMPENSATION PLAN INFORMATION
                             AS OF AUGUST 31, 2002

PLAN CATEGORY                     NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE EXERCISE       NUMBER OF SECURITIES
                                  ISSUED UPON EXERCISE OF        PRICE OF OUTSTANDING OPTIONS,   REMAINING AVAILABLE FOR
                                  OUTSTANDING OPTIONS,           WARRANTS AND RIGHTS             FUTURE ISSUANCE UNDER EQUITY
                                  WARRANTS AND RIGHTS                                            COMPENSATION PLANS
                                                                                                 (EXCLUDING SECURITIES
                                                                                                 REFLECTED IN COLUMN (a))
--------------------------------- ------------------------------ ------------------------------- ------------------------------
                                              (a)                             (b)                            (c)
--------------------------------- ------------------------------ ------------------------------- ------------------------------

EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS                   0                              $0                              0

EQUITY COMPENSATION PLANS NOT
APPROVED BY SECURITY HOLDERS             217,000 shares                      $4.99                      233,000 shares

TOTAL                                    217,000 shares                      $4.99                      233,000 shares




ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - NONE

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   January 14, 2003               RIVIERA TOOL COMPANY

                                                By:  /s/ Kenneth K. Rieth
                                                     ---------------------------
                                                     Kenneth K. Rieth, Principal
                                                     Executive Officer
                                                             and
                                                By:  /s/ Peter C. Canepa
                                                     ---------------------------
                                                     Peter C. Canepa, Principal
                                                     Financial and Accounting
                                                     Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 14th day of January, 2003, by the following persons on behalf of the Company and in the capacities indicated.

         Each Director of the Company whose signature appears below hereby appoints Kenneth K. Rieth and Peter C. Canepa, and each of them individually, as his attorney-in-fact to sign in his name and on his behalf as a Director of the Company, and to file with the Commission any and all amendments to this report on Form 10-K/A to the same extent and with the same effect as if done personally.


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

/s/ Thomas H. Highley
---------------------
Thomas H. Highley, Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Riviera Tool Company (the "Company") on Form 10-K/A for the year ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Kenneth K. Rieth, Chief Executive Officer of registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         (1) I have reviewed this annual report on Form 10-K/A of Riviera Tool Company;

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

Dated:   January 14, 2003           By: /s/ Kenneth K. Rieth
                                       ---------------------
                                       Kenneth K. Rieth
                                       Chief Executive Officer

This certification accompanies this Annual Report on Form 10-K/A pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Riviera Tool Company (the "Company") on Form 10-K/A for the year ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Peter Canepa, Chief Financial Officer of registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         (1) I have reviewed this annual report on Form 10-K/A of Riviera Tool Company;

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

Dated:   January 14, 2003           By: /s/ Peter Canepa
                                       -----------------
                                       Peter Canepa
                                       Chief Financial Officer

This certification accompanies this Annual Report on Form 10-K/A pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

                                 EXHIBIT INDEX


EXHIBITS



    99.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Sec. 906

    99.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Sec. 906