Form 10-Q
period 2002-11-30
RIVIERA TOOL CO
filed 2003-01-14
CIK 1018349

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to___________________

Commission file no. 001-12673

                              RIVIERA TOOL COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Michigan                                      38-2828870
-------------------------------               ----------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

5460 Executive Parkway S.E., Grand Rapids, Michigan                     49512
---------------------------------------------------                   ---------
  (Address of principal executive offices)                            (Zip Code)

                                 (616) 698-2100
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes        X                    No
                                        ----                      -----

There were 3,379,609 shares of the Registrant's common stock outstanding as of January 10, 2003.

                                     PART I
                              FINANCIAL INFORMATION

                                      INDEX
                                                                                                                    Page No.
Item 1.         Financial Statements

                Balance Sheets as of November 30, 2002 and August 31, 2002........................................      3

                Statements of Operations for the Three Months Ended November 30, 2002 and 2001....................      5

                Statements of Cash Flows for the Three Months Ended November 30, 2002 and 2001....................      6

                Notes to Financial Statements.....................................................................      7

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations.............     11

Item 3.         Quantitative and Qualitative Disclosures about Market Risk........................................     --

Item 4.         Controls and Procedures


                                     PART II
                                OTHER INFORMATION
                                      INDEX


Item 5.         Other Information

Item 6.         Exhibits and Reports on Form 8 - K.

                Signatures

                Certifications

                Exhibits


                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                 BALANCE SHEETS



                                                                                     --------------------------------------------
                                                                                        NOVEMBER 30,             AUGUST 31,
                                  ASSETS                                                     2002                   2002
                                  ------                                             --------------------    --------------------
CURRENT ASSETS                                                               NOTE        (UNAUDITED)              (AUDITED)
--------------                                                               ----    --------------------    --------------------
  Cash....................................................................            $               --      $        2,337,743
  Accounts receivable.....................................................                     7,803,612               2,899,075
  Costs in excess of  billings on contracts in process....................     2               1,338,301               3,988,346
  Inventories.............................................................                       250,569                 250,569
  Prepaid expenses and other current assets...............................                       173,373                 184,313
                                                                                         ----------------        ----------------
            Total current assets..........................................                     9,565,855               9,660,046

PROPERTY, PLANT AND EQUIPMENT, NET........................................     3              14,013,621              14,471,879
PERISHABLE TOOLING........................................................                       548,455                 548,606
OTHER ASSETS..............................................................                       325,198                 303,060
                                                                                         ----------------        ----------------

            Total assets..................................................            $       24,453,129      $       24,983,591
                                                                                         ================        ================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES
-------------------
  Current portion of long-term debt.......................................    1,4     $          772,000      $       10,354,499
  Accounts payable........................................................                     1,577,940               1,694,779
  Accrued liabilities.....................................................                       565,714                 448,171
                                                                                         ----------------        ----------------
            Total current liabilities.....................................                     2,915,654              12,497,449

LONG-TERM DEBT............................................................    1,4              9,249,008                      --
ACCRUED LEASE EXPENSE.....................................................                       666,974                 675,735
                                                                                         ----------------        ----------------
            Total liabilities.............................................                    12,831,636              13,173,184
                                                                                         ----------------        ----------------

PREFERRED STOCK - no par value,
     $100 mandatory redemption value:
       Authorized - 5,000 shares
       Issued and outstanding - no shares.................................                            --                      --

STOCKHOLDERS' EQUITY:
Preferred stock - no par value,
     Authorized - 200,000 shares
     Issued and outstanding - no shares...................................                            --                      --

  Common stock - No par value:
     Authorized - 9,785,575 shares                                             1
     Issued and outstanding - 3,379,609 shares at
     November 30, 2002 and August 31, 2002................................                    15,115,466              15,115,466
  Retained deficit........................................................     1              (3,493,973)             (3,305,059)
                                                                                         ----------------        ----------------
            Total stockholders' equity....................................                    11,621,493              11,810,407
                                                                                         ----------------        ----------------

            Total liabilities and stockholders' equity....................            $       24,453,129      $       24,983,591
                                                                                         ================        ================


                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               FOR THE THREE MONTHS ENDED
                                                                                       NOVEMBER 30
                                                                            -------------------------------------
                                                                                 2002                 2001
                                                                            ----------------     ----------------

SALES..................................................................  $        4,338,602   $        3,363,674
COST OF SALES..........................................................           4,045,265            3,545,576
                                                                            ----------------     ----------------


      GROSS PROFIT (LOSS)..............................................             293,337             (181,902)

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES............................................             321,893              465,867
                                                                            ----------------     ----------------


      LOSS FROM OPERATIONS.............................................             (28,556)            (647,769)

OTHER EXPENSE
   INTEREST EXPENSE....................................................            (157,451)            (167,779)
   OTHER EXPENSE.......................................................              (2,907)                (237)
                                                                            ----------------     ----------------

      TOTAL OTHER EXPENSE..............................................            (160,358)            (168,016)

LOSS BEFORE INCOME TAX BENEFIT.........................................            (188,914)            (815,785)
                                                                            ----------------     ----------------

INCOME TAX BENEFIT.....................................................                  --                   --
                                                                            ----------------     ----------------

NET LOSS AVAILABLE FOR COMMON SHARES                                     $         (188,914)  $         (815,785)
                                                                            ================     ================

BASIC AND DILUTED LOSS PER COMMON SHARE................................  $             (.06)  $             (.24)
                                                                            ================     ================

BASIC AND DILUTED COMMON SHARES OUTSTANDING............................           3,379,609            3,379,609
                                                                            ================     ================




                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      FOR THE THREE MONTHS ENDED
                                                                                             NOVEMBER 30,
                                                                                ---------------------------------------
                                                                                      2002                    2001
                                                                                ------------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss.............................................................      $           (188,914)   $          (815,785)
  Adjustments to reconcile net loss to net cash
    from operating activities:
      Depreciation and amortization....................................                   460,482                477,441
      (Increase) decrease in assets:
         Accounts receivable...........................................                (4,904,537)            (1,007,426)
         Costs in excess of billings on contracts in process...........                 2,650,045               (494,438)
         Perishable tooling............................................                       151                 26,080
         Prepaid expenses and other current assets.....................                    10,940                (33,208)
      Increase (decrease) in liabilities:
         Accounts payable..............................................                  (116,839)              (434,170)
         Accrued lease expense.........................................                    (8,761)                (4,090)
         Accrued liabilities...........................................                   117,543                143,236
                                                                                ------------------      -----------------
Net cash used in operating activities..................................      $         (1,979,890)   $        (2,142,360)
                                                                                ------------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in other assets.............................................                   (22,138)                    --
  Additions to property, plant and equipment...........................                    (2,224)               (14,097)
                                                                                ------------------      -----------------
Net cash used in investing activities..................................      $            (24,362)   $           (14,097)
                                                                                ------------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) on revolving credit line.................                        --              2,369,728
  Principal payments on notes payable to bank and
   non-revolving equipment line of credit..............................                  (333,491)              (495,992)
                                                                                ------------------      -----------------
Net cash provided by/(used in) financing activities....................      $           (333,491)    $        1,873,736
                                                                                ------------------      -----------------

NET DECREASE IN CASH...................................................      $         (2,337,743)    $         (282,721)
                                                                                ------------------      -----------------

CASH - Beginning of Period.............................................                 2,337,743                282,721
                                                                                ------------------      -----------------

CASH - End of Period...................................................      $                 --     $               --
                                                                                ==================      =================

                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002

NOTE 1 - BASIS OF PRESENTATION AND SUBSEQUENT EVENT

The accompanying unaudited interim financial statements (the "Financial Statements") of Riviera Tool Company (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Financial Statements do not include all the information and footnotes normally included in the annual financial statements prepared in accordance with generally accepted accounting principles.

In the opinion of management, the Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly such information in accordance with generally accepted accounting principles. These Financial Statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K dated December 17, 2002, for the fiscal year ended August 31, 2002.

As of November 30, 2002, the Company was not in compliance with certain covenants of its long-term loan agreement. The Company's agreement expired September 1, 2002 and was renewed monthly thereafter. However, as of November 30, 2002, the Company had completed negotiations with its then current bank and another lender to obtain long-term financing. The Company had commitment letters from these financial institutions, however, such commitments were subject to conditions which, at that time, were not fulfilled.

On December 23, 2003, the Company completed its refinancing referred to above. Under such financing the Company received a $7.5 million Revolving Line of Credit and a $2.0 million Term Loan, each expiring December 1, 2003. The unpaid balance of approximately $1.5 million outstanding with the Company's former lender was converted into a five-year subordinated note. Under the new loan agreement, the Company is required to maintain certain levels of Tangible Net Worth, Debt to Tangible Net Worth and Debt Service Coverage. Had the new financing occurred prior to December 1, 2002, the Company would have been in compliance with such covenants.

As a result of the financing described above, the Company's Balance Sheet and related footnotes, as of November 30, 2002, presented herein, reflect the effect of such new financing as if it occurred on or before November 30, 2002. There was no effect on the accompanying Statement of Operations or Statement of Cash Flows as a result of this transaction.

The results of operations for the three-month period ended November 30, 2002 is not indicative of the results to be expected for the full year.

NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:

                                                                                     NOVEMBER
                                                                                       30,                     AUGUST 31,
                                                                                      2002                       2002
                                                                                ------------------        -----------------
Costs incurred on contracts in process under the
   percentage of completion method.....................................      $         13,272,220      $        11,248,868
Estimated gross loss...................................................                 (270,000)                (670,000)
                                                                                ------------------        -----------------
        Total..........................................................                13,002,220               10,578,868
Less progress payments received and progress
   billings to date....................................................                11,665,253                6,682,206
Plus costs incurred on contracts in process under
   the completed contract method.......................................                     1,334                   91,682
                                                                                ------------------        -----------------
        Costs in excess of billings on contracts in process............      $          1,338,301      $         3,988,346
                                                                                ==================        =================

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002

NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS - CONTINUED

Included in estimated gross loss for November 30, 2002 and August 31, 2002 are jobs with losses accrued of $898,955 and $973,985, respectively.


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

                                                                                       NOVEMBER 30,           AUGUST 31,
                                                                                           2002                  2002
                                                                                     ------------------     ----------------
Land and leasehold improvements.................................................  $          1,367,908   $        1,367,908
Office furniture and fixtures...................................................               157,868              157,868
Machinery and equipment.........................................................            22,353,184           22,353,184
Construction in Process.........................................................                 1,399                1,399
Computer equipment and software.................................................             2,121,587            2,119,363
Transportation equipment........................................................                61,919               61,919
                                                                                     ------------------     ----------------
     Total cost.................................................................            26,063,865           26,061,641
Accumulated depreciation and amortization.......................................            12,050,244           11,589,762
                                                                                     ------------------     ----------------
     Net carrying amount........................................................  $         14,013,621   $       14,471,879
                                                                                     ==================     ================


NOTE 4 - LONG-TERM DEBT

As of November 30, 2002, the Company was not in compliance with certain covenants of its long-term loan agreement. The Company's agreement expired September 1, 2002 and was renewed monthly thereafter. However, as of November 30, 2002, the Company had completed negotiations with its then current bank and another lender to obtain long-term financing. The Company had commitment letters from these financial institutions, however, such commitments were subject to conditions which, at that time, were not fulfilled.

On December 23, 2003, the Company completed its refinancing referred to above. Under such financing the Company received a $7.5 million Revolving Line of Credit and a $2.0 million Term Loan, each expiring December 1, 2003. The new revolving working capital provides for borrowing, subject to certain collateral requirements of up to $7.5 million. The credit line expires December 1, 2003 and bears interest, payable monthly, at 1.0% above the bank's prime (5.25% as of November 30, 2002). The $2.0 million term note is payable in monthly installments of $33,333 plus interest at 1.25% above the bank's prime (5.25% as of November 30, 2002). The unpaid balance of approximately $1.5 million outstanding with the Company's former lender was converted into a five-year subordinated note, payable in monthly installments of $31,000 plus interest of 11.0%. Under the new loan agreement, the Company is required to maintain certain levels of Tangible Net Worth, Debt to Tangible Net Worth and Debt Service Coverage. Had the new financing occurred prior to December 1, 2002, the Company would have been in compliance with such covenants.

As a result of the financing described above, the Company's Balance Sheet and related footnotes, as of November 30, 2002, presented herein, reflects the effect of such new financing as if it occurred on or before November 30, 2002 by classifying the existing debt as long-term. The effect of such is reflected in the following long-term debt:

                                                                                     NOVEMBER
                                                                                        30,             AUGUST 31,
                                                                                        2002               2002
                                                                                  -----------------    --------------
REVOLVING WORKING CAPITAL CREDIT LINE

The revolving working capital credit line is collateralized by substantially all assets of the Company and provides for borrowing, subject to certain collateral requirements of up to $6.5 million. The agreement requires a commitment fee of
..25% per annum on the average daily unused portion of the revolving credit line.
The credit line is due January 13, 2003 and bears interest, payable monthly, at
2.0% above the bank's prime, 6.25% as of November 30, 2002......................         6,500,000         6,500,000

NOTES PAYABLE TO BANK

Note payable to bank, collateralized by specific assets of the Company, payable in monthly installments of $55,556, plus simple interest of 7.26%,
due December 31, 2002...........................................................         1,444,424         1,611,092

Note payable to bank, collateralized by specific assets of the Company, payable in monthly installments of $16,666 plus simple interest of 8.04%, due
December 31, 2002...............................................................           366,667           416,667

NON-REVOLVING EQUIPMENT LINE OF CREDIT

$3,271,000 equipment line of credit is collateralized by specific assets of the Company, is due December 31, 2002, and is payable in monthly installments of $38,941 plus interest at the bank's prime rate less .25% (as of November
31, 2002, an effective rate of 4.0%)............................................         1,709,917         1,826,740
                                                                                  -----------------    --------------

           Total long-term debt.................................................        10,021,008        10,354,499
           Less current portion.................................................           772,000        10,354,499
                                                                                  -----------------    --------------
           Long-term debt-- Net.................................................         9,249,008  $             --
                                                                                  =================    ==============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Statement of Operations as a percentage of sales.

                                                                                     For The Three Months Ended
                                                                                           November 30
                                                                                    -----------------------------
                                                                                       2002              2001
                                                                                    ------------      -----------
       SALES...................................................................          100.0%           100.0%
       COST OF SALES...........................................................           93.2%           105.4%
                                                                                    ------------      -----------

                    GROSS PROFIT /(LOSS).......................................            6.8%           (5.4%)

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.............................            7.4%            13.8%
                                                                                    ------------      -----------

                     LOSS FROM OPERATIONS......................................          (0.6%)          (19.2%)

         INTEREST EXPENSE......................................................          (3.6%)           (5.0%)
         OTHER EXPENSE.........................................................          (0.1%)          --
                                                                                    ------------      -----------
                TOTAL INTEREST/OTHER EXPENSE ..................................          (3.7%)           (5.0%)

       LOSS BEFORE INCOME TAX BENEFIT..........................................          (4.3%)          (24.2%)

       INCOME TAXES BENEFIT....................................................            --               --
                                                                                    ------------      -----------

                   NET LOSS....................................................          (4.3%)          (24.2%)
                                                                                    ============      ===========


Forward-Looking Statement; Risks and Uncertainties

Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain certain statements that may be considered forward-looking. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "understanding," or "continue," the negative or other variation thereof, or comparable terminology, are intended to identify forward-looking statements. In addition, from time to time, the Company may release or publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending upon a variety of factors, including continued market demand for the types of products and services produced and sold by the Company.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2002 TO THE THREE MONTHS ENDED NOVEMBER 30, 2001.

REVENUES - Revenues for the three months ended November 30, 2002 totaled $4.3 million as compared to $3.4 million for the three months ended November 30, 2001, an increase of $0.9 million or 26%. The revenue increase is a direct result of the Company being awarded additional contracts during the latter part of fiscal year ended August 31, 2002. These additional contracts resulted in the Company incurring 55,100 shop floor hours during the first quarter of 2003, as compared to 48,500 during the same period of 2002, an increase of 6,600 hours or 14%.

As of November 30, 2002, the Company had approximately $22.6 million in contract backlogs. This compares to approximately $5.2 million as of November 30, 2001, an increase of $17.4 million or 335%. This backlog, in shop floor hours, increased from 96,115 as of November 30, 2001 to 267,367 as of November 30, 2002, an increase of 178%.

COST OF SALES - Cost of sales was $4.0 million or 93% of sales for the three months ended November 30, 2002 as compared to $3.5 million or 105% of sales for the three months ended November 30, 2001. The increase in gross margin was largely due to the increase in revenue combined with the Company maintaining manufacturing overhead expense at levels consistent with that of the previous comparable quarter.

Direct costs expense increased from $1.6 million for the three months ended November 30, 2001 to $2.0 million for the three months ended November 30, 2002, however as a percent of sales it decreased from 48.3% to 45.5%. Direct labor expense was $1.0 million in 2002 as compared to $0.9 million in 2001 and as a percent of sales decreasing from 28% to 24%. While direct labor expense increased by only $84,000 or 9%, actual shop floor hours increased from 48,500 to 55,100. The increase in shop floor hours was a direct result of higher contract levels for the three months ended November 30, 2002. Other direct cost increases included $112,000 in direct material expense and $154,000 in outside service expenses. As a percent of sales, these other direct expenses represented 22% for the three months ended November 30, 2002 as compared to 21% for the three months ended November 30, 2001.

Engineering expense increased from $322,000 for the three months ended November 30, 2001 to $479,000 for the three months ended November 30, 2002 and as a percent of sales increased from 10% to 11%. This increase was a result of the higher contract backlog in the first quarter ended November 30, 2002 as compared to the same quarter last year. The Company during this period increased its engineering staff in order to process the additional awarded contracts received during fiscal year ended August 31, 2002. Accordingly, the largest increase in engineering expense was $127,000 in engineering salaries.

Manufacturing overhead expense remained steady at $1.6 million, however as a result of the increase in revenues, manufacturing overhead, as a percent of sales, decreased from 48% for the three months ended November 30, 2001 to 37% for the three months ended November 30, 2002.

SELLING & ADMINISTRATIVE EXPENSES - Selling and administrative expenses decreased from $466,000 or 14% of sales for the three months ended November 30, 2001 to $322,000 or 7% of sales for the three months ended November 30, 2002. This decrease was largely due to decreases of $52,000 in State of Michigan Single Business Tax, $20,000 in insurance expense and $14,000 in training expense.

INTEREST EXPENSE - Interest expense for the three months ended November 30, 2002 was approximately $157,000 as compared to approximately $168,000 for the three months ended November 30, 2001. As a percentage of sales, interest expense decreased from 5% in the quarter ended November 30, 2001 to 4% for the quarter ended November 30, 2002. This decrease was the result of lower debt levels and interest rates during the quarter ended November 30, 2002 as compared to the same period last year.

FEDERAL INCOME TAXES
For the three months ended November 30, 2002, the Company recorded a valuation allowance of approximately $64,000 to offset the income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES
During the three months ended November 30, 2002, the Company's cash used in operating activities was $1,980,000. This largely resulted from an increase of $4,904,000 in account receivables and a $2,650,000 decrease in contracts in process. From investing activities, the Company incurred an increase in other assets (cash surrender value of life insurance policies) of $22,000. The Company used $333,500 to reduce long-term debt.

On December 23, 2002, the Company closed a new one-year, $9.5 million credit facility of which $7.5 million is a Revolving Line of Credit. The Company believes that the unused portion of the revolving bank working capital credit line, receipt of progress payments from the Company's major customer (of which $2.9 million was received in December 2002) and the funds generated from operations will be sufficient to cover anticipated cash needs through fiscal 2003. However, depending on the level of future sales, and the terms of such sales, an expanded credit line may be necessary to finance increases in trade accounts receivable and contracts in process. The Company believes it will be able to obtain such expanded credit line, if required, on generally the same terms as the existing credit line.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Recent Events

As of November 30, 2002, the Company was not in compliance with certain covenants of its long-term loan agreement. The Company's agreement expired September 1, 2002 and was renewed monthly thereafter. However, as of November 30, 2002, the Company completed negotiations with its then current bank and another lender to obtain long-term financing. The Company had commitment letters from these financial institutions, however, such commitments were subject to conditions which, at that time, were not fulfilled.

On December 23, 2003, the Company completed its refinancing referred to above. Under such financing the Company received a $7.5 million Revolving Line of Credit and a $2.0 million Term Loan, each expiring December 1, 2003. The unpaid balance of approximately $1.5 million outstanding with the Company's former lender was converted into a five-year subordinated note. Under the new loan agreement, the Company is required to maintain certain levels of Tangible Net Worth, Debt to Tangible Net Worth and Debt Service Coverage. Had the new financing occurred prior to December 1, 2002, the Company would have been in compliance with such covenants.

As a result of the financing described above, the Company's Balance Sheet and related footnotes, as of November 30, 2002, presented herein, reflects the effect of such new financing as if it occurred on or before November 30, 2002. There was no effect on the accompanying Statement of Operations or Statement of Cash Flows as a result of this transaction.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

         99.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. ss.1350 Sec. 906

         99.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. ss.1350 Sec. 906

     (b)  Reports on Form 8-K:

          None


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 14, 2003


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

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Riviera Tool Company (the "Company") on Form 10-Q for the period ending November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Kenneth K. Rieth, Chief Executive Officer of registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

         (1) I have reviewed this quarterly report on Form 10-Q of Riviera Tool Company;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

         (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   January 14, 2003                   By: /s/  Kenneth K. Rieth
                                               ----------------------
                                                     Kenneth K. Rieth
                                                     Chief Executive Officer

This certification accompanies this Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Riviera Tool Company (the "Company") on Form 10-Q for the period ending November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Peter Canepa, Chief Financial Officer of registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

         (1) I have reviewed this quarterly report on Form 10-Q of Riviera Tool Company;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

         (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   January 14, 2003                   By: /s/  Peter Canepa
                                               ------------------
                                                     Peter Canepa
                                                     Chief Financial Officer

This certification accompanies this Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                 EXHIBIT INDEX

     EXHIBIT NO.        DESCRIPTION

         99.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. ss.1350 Sec. 906

         99.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. ss.1350 Sec. 906