Form 10-Q
period 2003-02-28
RIVIERA TOOL CO
filed 2003-04-14
CIK 1018349

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to___________________

                          Commission file no. 001-12673

                              RIVIERA TOOL COMPANY
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Michigan                                           38-2828870
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

            5460 Executive Parkway S.E., Grand Rapids, Michigan 49512
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (616) 698-2100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

There were 3,379,609 shares of the Registrant's common stock outstanding as April 14, 2003.

                                     PART I
                              FINANCIAL INFORMATION
                                      INDEX

                                                                                                                    Page No.
Item 1.         Financial Statements

                Balance Sheets as of February 28, 2003 and August 31, 2002........................................      3

                Statements of Operations for the Three Months and Six Months Ended
                February 28, 2003 and 2002........................................................................      4

                Statements of Cash Flows for the Three Months and Six Months Ended
                February 28, 2003 and 2002........................................................................      5

                Notes to Financial Statements.....................................................................      6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations.............      8

Item 3.         Quantitative and Qualitative Disclosures about Market Risk........................................     --

Item 4.         Controls and Procedures

                                     PART II
                                OTHER INFORMATION
                                      INDEX

Item 5.         Other Information

Item 6.         Exhibits and Reports on Form 8 - K.

                Signatures

                Certifications

                Exhibits

                  10(cc) Revolving Credit Loan Agreement, including Revolving Credit Note and Term Note between Registrant and Comerica Bank, dated December 23, 2002.

                  10(dd) Subordinated Loan Agreement and Note between Registrant and Fifth Third Bank, f/k/a Old Kent Bank, dated December 23, 2002.

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                                                     FEBRUARY 28,         AUGUST 31,
                                                                                         2003               2002
                                                                                     ------------        ------------
                                                                            NOTE     (UNAUDITED)          (AUDITED)
                                                                            ----     ------------        ------------
                                   ASSETS
CURRENT ASSETS
  Cash .............................................................                 $         --        $  2,337,743
  Accounts receivable ..............................................                    9,719,006           2,899,075
  Costs in excess of  billings on contracts in process .............         2          1,444,959           3,988,346
  Inventories ......................................................                      250,569             250,569
  Prepaid expenses and other current assets ........................                      377,531             184,313
                                                                                     ------------        ------------
            Total current assets ...................................                   11,792,065           9,660,046

PROPERTY, PLANT AND EQUIPMENT, NET .................................         3         13,611,261          14,471,879
PERISHABLE TOOLING .................................................                      582,251             548,606
OTHER ASSETS .......................................................                      325,198             303,060
                                                                                     ------------        ------------
            Total assets ...........................................                 $ 26,310,775        $ 24,983,591
                                                                                     ============        ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt ................................         4       $    226,720        $         --
  Notes payable ....................................................         4          7,593,937          10,354,499
  Accounts payable .................................................                    4,271,608           1,694,779
  Accrued liabilities ..............................................                      532,896             448,171
                                                                                     ------------        ------------
            Total current liabilities ..............................                   12,625,161          12,497,449

LONG-TERM DEBT .....................................................         4          1,174,561                  --
ACCRUED LEASE EXPENSE ..............................................                      658,212             675,735
                                                                                     ------------        ------------
            Total liabilities ......................................                   14,457,934          13,173,184
                                                                                     ------------        ------------

PREFERRED STOCK - no par value, $100 mandatory redemption value:
       Authorized - 5,000 shares
       Issued and outstanding - no shares ..........................                           --                  --

STOCKHOLDERS' EQUITY:
  Preferred stock - no par value,
     Authorized - 200,000 shares
     Issued and outstanding - no shares ............................                           --                  --
  Common stock - No par value:
     Authorized - 9,785,575 shares .................................         1
     Issued and outstanding - 3,379,609 shares
     at February 28, 2003 and August 31, 2002 ......................                   15,115,466          15,115,466
  Retained deficit .................................................         1         (3,262,625)         (3,305,059)
                                                                                     ------------        ------------
            Total stockholders' equity .............................                   11,852,841          11,810,407
                                                                                     ------------        ------------
Total liabilities and stockholders' equity .........................                 $ 26,310,775        $ 24,983,591
                                                                                     ============        ============

                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                           ENDED                                 ENDED
                                               -----------------------------        -----------------------------
                                                                         FEBRUARY 28,
                                               ------------------------------------------------------------------
                                                   2003              2002               2003              2002
                                               -----------       -----------        -----------       -----------
SALES ..................................       $ 8,304,121       $ 3,452,082        $12,642,723       $ 6,815,756
COST OF SALES ..........................         7,434,664         3,593,381         11,479,929         7,138,957
                                               -----------       -----------        -----------       -----------

      GROSS PROFIT (LOSS) ..............           869,457          (141,299)         1,162,794          (323,201)

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES ............           416,712           377,939            738,605           843,806
                                               -----------       -----------        -----------       -----------

      INCOME/(LOSS) FROM OPERATIONS ....           452,745          (519,238)           424,189        (1,167,007)

OTHER EXPENSE
   INTEREST EXPENSE ....................           141,534           156,711            298,985           312,001
   OTHER EXPENSE .......................            79,863            12,041             82,770            24,767
                                               -----------       -----------        -----------       -----------
      TOTAL OTHER EXPENSE ..............           221,397           168,752            381,755           336,768

INCOME/(LOSS) BEFORE INCOME TAX ........           231,348          (687,990)            42,434        (1,503,775)
                                               -----------       -----------        -----------       -----------

INCOME TAXES ...........................                --                --                 --                --
                                               -----------       -----------        -----------       -----------

NET INCOME/(LOSS) AVAILABLE FOR
 COMMON SHARES .........................       $   231,348       $  (687,990)       $    42,434       $(1,503,775)
                                               ===========       ===========        ===========       ===========

BASIC AND DILUTED INCOME/(LOSS)
PER COMMON SHARE .......................       $       .07       $      (.20)       $       .01       $      (.44)
                                               ===========       ===========        ===========       ===========

BASIC AND DILUTED
COMMON SHARES OUTSTANDING ..............         3,379,609         3,379,609          3,379,609         3,379,609
                                               ===========       ===========        ===========       ===========


                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                                 ENDED                           ENDED
                                                                      ---------------------------     ---------------------------
                                                                                               FEBRUARY 28,
                                                                      -----------------------------------------------------------
                                                                         2003            2002            2003            2002
                                                                      -----------     -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss) .............................................     $   231,348     $  (687,990)    $    42,434     $(1,503,775)
  Adjustments to reconcile net income/(loss) to net
   cash from operating activities:
      Depreciation and amortization .............................         460,482         477,441         920,964         954,882
      (Increase) decrease in assets:
         Accounts receivable ....................................      (1,915,394)     (1,026,388)     (6,819,931)     (2,033,814)
         Costs in excess of billings on contracts in process ....        (106,658)        618,911       2,543,387         124,473
         Perishable tooling .....................................         (33,796)         12,122         (33,645)         38,202
         Prepaid expenses and other current assets ..............        (204,158)         (2,218)       (193,218)        (35,426)
      Increase (decrease) in liabilities:
         Accounts payable .......................................       2,693,668         200,433       2,576,829        (233,739)
         Accrued lease expense ..................................          (8,762)         (4,090)        (17,523)         (8,180)
         Accrued liabilities ....................................         (32,818)         69,815          84,725         213,052
                                                                      -----------     -----------     -----------     -----------
Net cash provided by/(used in) operating activities .............     $ 1,083,912     $  (341,964)    $  (895,978)    $(2,484,325)
                                                                      -----------     -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in other assets ......................................              --         (42,290)        (22,138)        (42,290)
  Additions to property, plant and equipment ....................         (58,122)        (23,821)        (60,346)        (37,917)
                                                                      -----------     -----------     -----------     -----------
Net cash used in investing activities ...........................     $   (58,122)    $   (66,111)    $   (82,484)    $   (80,207)
                                                                      -----------     -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments)on revolving credit line ...........        (872,730)        987,000        (872,730)      3,356,728
  Issuance of debt ..............................................       3,367,948              --       3,367,948
  Principal payments on notes payable to bank
   and non-revolving equipment line of credit ...................      (3,521,008)       (431,991)     (3,854,499)       (927,983)
                                                                      -----------     -----------     -----------     -----------
Net cash provided by/(used in) financing activities .............     $(1,025,790)        555,009     $(1,359,281)    $ 2,428,745
                                                                      -----------     -----------     -----------     -----------

NET INCREASE/(DECREASE) IN CASH .................................     $        --         146,934     $(2,337,743)    $  (135,787)

CASH - Beginning of Period ......................................              --              --       2,337,743         282,721
                                                                      -----------     -----------     -----------     -----------

CASH - End of Period ............................................     $        --         146,934     $        --     $   146,934
                                                                      ===========     ===========     ===========     ===========

                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003

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

In the opinion of management, the Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly such information in accordance with generally accepted accounting principles. These Financial Statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K dated December 17, 2002, as amended, for the fiscal year ended August 31, 2002.

The results of operations for the three and six month periods ended February 28, 2003 are not indicative of the results to be expected for the full year.

NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:

                                                                          FEBRUARY 28,        AUGUST 31,
                                                                              2003               2002
                                                                          ------------       ------------
Costs incurred on contracts in process under the percentage of
completion method .................................................       $ 15,825,306       $ 11,248,868
Estimated gross profit/(loss) .....................................            473,000           (670,000)
                                                                          ------------       ------------
        Total .....................................................         16,298,306         10,578,868
Less progress payments received and progress billings to date .....         14,854,681          6,682,206
Plus costs incurred on contracts in process under the completed
contract method ...................................................              1,334             91,682
                                                                          ------------       ------------
Costs in excess of billings on contracts in process ...............       $  1,444,959       $  3,988,346
                                                                          ============       ============

Included in estimated gross profit for February 28, 2003 and estimated gross loss for August 31, 2002 are jobs with losses accrued of $585,376 and $973,985, respectively.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

                                                    FEBRUARY 28,       AUGUST 31,
                                                        2003              2002
                                                    ------------      -----------
Land and leasehold improvements .............       $ 1,367,908       $ 1,367,908
Office furniture and fixtures ...............           164,429           157,868
Machinery and equipment .....................        22,353,883        22,353,184
Construction in Process .....................             9,153             1,399
Computer equipment and software .............         2,164,695         2,119,363
Transportation equipment ....................            61,919            61,919
                                                    -----------       -----------
     Total cost .............................        26,121,987        26,061,641
Accumulated depreciation and amortization ...        12,510,726        11,589,762
                                                    -----------       -----------
     Net carrying amount ....................       $13,611,261       $14,471,879
                                                    ===========       ===========

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003

NOTE 4 - DEBT

On December 23, 2003, the Company refinanced its outstanding debt. Under such refinancing, the Company obtained a $7.5 million Revolving Line of Credit and a $2.0 million Term Loan, each expiring December 1, 2003. The unpaid balance of approximately $1.4 million with the Company's former lender was converted into a five-year subordinated note. The Company's current indebtedness, which is subject to certain covenants discussed below, consists of the following:

                                                                                            FEBRUARY 28        AUGUST 31,
                                                                                                2003              2002
                                                                                            -----------       -----------
REVOLVING WORKING CAPITAL CREDIT LINE

The revolving working capital credit line is collateralized by substantially all assets of the Company and provided for borrowing, subject to certain collateral requirements up to $7.5 million. The agreement requires a commitment fee of .25%
per annum on the average daily unused portion of the revolving credit line. The credit line is due December 1, 2003, and bears interest, payable monthly, at
1.0% above the bank's prime rate (as of February 28, 2003, an effective rate of
5.25%) ..............................................................................       $ 5,627,270       $        --

The credit line was paid and terminated on December 23, 2002 ........................                --         6,500,000

NOTES PAYABLE TO BANKS

Note payable to bank, payable in monthly installments of $33,334, plus interest at the bank's prime rate plus 1.25% (as of February 28, 2003, an
effective rate of 5.50%), due December 1, 2003 ......................................         1,966,667

Subordinated note payable to bank, payable in monthly installments of
$31,000, including interest at 11%, due January 1, 2008 .............................         1,401,281                --

Note payable to bank, paid on December 23, 2002 .....................................                --         1,611,092

Note payable to bank, paid on December 23, 2002 .....................................                --           416,667

NON-REVOLVING EQUIPMENT LINE OF CREDIT
$3,271,000 equipment line of credit, paid on December 23, 2002 ......................                --         1,826,740
                                                                                            -----------       -----------

           Total debt ...............................................................         8,995,218        10,354,499
                                                                                            -----------       -----------
           Less current portion of long-term debt ...................................           226,720                --
           Less notes payable .......................................................         7,593,937        10,354,499
                                                                                            -----------       -----------
           Long-term debt -- Net ....................................................       $ 1,174,561       $        --
                                                                                            ===========       ===========

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003

NOTE 4 - DEBT - CONTINUED

Under the loan agreement, the Company is required to maintain certain levels of Tangible Net Worth, Debt to Tangible Net Worth and Debt Service Coverage. At February 28, 2003, the Company was in compliance with these covenants.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Statement of Operations as a percentage of sales.

                                                      For The Three Months          For The Six Months
                                                              Ended                        Ended
                                                      --------------------         --------------------
                                                                          February 28,
                                                      -------------------------------------------------
                                                       2003          2002           2003          2002
                                                      ------        ------         ------        ------
SALES .........................................        100.0%        100.0%         100.0%        100.0%
COST OF SALES .................................         89.5%        104.1%          90.8%        104.7%
                                                      ------        ------         ------        ------

               GROSS PROFIT /(LOSS) ...........         10.5%         (4.1%)          9.2%         (4.7%)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ...          5.0%         10.9%           5.8%         12.4%
                                                      ------        ------         ------        ------

              INCOME/(LOSS) FROM OPERATIONS ...          5.5%        (15.0%)          3.4%        (17.1%)

  INTEREST EXPENSE ............................          1.7%          4.5%           2.4%          4.6%
  OTHER EXPENSE ...............................          1.0%          0.4%           0.7%          0.3%
                                                      ------        ------         ------        ------
         TOTAL INTEREST/OTHER EXPENSE .........          2.7%          4.9%           3.1%          4.9%

INCOME/(LOSS) BEFORE INCOME TAXES .............          2.8%        (19.9%)          0.3%        (22.0%)

INCOME TAXES ..................................           --            --             --            --
                                                      ------        ------         ------        ------

            NET INCOME/(LOSS) .................          2.8%        (19.9%)          0.3%        (22.0%)
                                                      ======        ======         ======        ======

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


COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2003 TO THE THREE MONTHS ENDED FEBRUARY 28, 2002.

REVENUES - Revenues for the three months ended February 28, 2003 totaled $8.3 million as compared to $3.5 million for the three months ended February 28, 2002, an increase of $4.8 million or 137%. The revenue increase is a direct result of the Company being awarded additional contracts during the latter part of fiscal year ended August 31, 2002. These additional contracts resulted in the Company incurring approximately 75,000 shop floor hours during the second quarter of 2003, as compared to 40,500 during the same period of 2002, an increase of 34,500 hours or 85%.

As of February 28, 2003, the Company had approximately $32.7 million in contract backlogs. This compares to approximately $6.1 million as of February 28, 2002, an increase of $26.6 million or 436%. This backlog, in shop floor hours, increased from 111,152 as of February 28, 2002 to 299,079 as of February 28, 2003, an increase of 169%. The Company was awarded additional contracts in excess of $16.0 million during the second quarter of 2003, as compared to $4.1 million in the same quarter last year.

COST OF SALES - Cost of sales was $7.4 million or 89.5% of sales for the three months ended February 28, 2003 as compared to $3.6 million or 104.1% of sales for the three months ended February 28, 2002. The increase in gross margin was largely due to the increase in revenue combined with the Company maintaining manufacturing overhead expense at levels consistent with that of the previous comparable quarter.

Direct costs increased from $1.8 million for the three months ended February 28, 2002 to $5.1 million for the three months ended February 28, 2003, as a percent of sales it increased from 51.1% to 62.0%. Direct labor expense was $0.8 million in 2002 as compared to $1.4 million in 2003 however, as a percent of sales, direct labor expense decreased from 24.5% to 17.2%. While direct labor expense increased by $580,000 or 69%, actual shop floor hours increased from 40,500 to 75,000. The increase in shop floor hours was a direct result of higher contract levels for the three months ended February 28, 2003. Other direct cost increases included $860,000 in direct material expense and $2,100,000 in outside service expenses. As a percent of sales, these other direct expenses represented 44.8% for the three months ended February 28, 2003 as compared to 26.6% for the three months ended February 28, 2002. These increases were largely due to the increased volumes and related outsourcing contracts. The Company, as a result of its increased backlog, is outsourcing certain stamping die construction to other die manufacturers. As a result, the Company has recorded approximately $1.6 million of expense during the first six months of 2003 related to the outsourcing die construction. The remaining outside services expense increases included approximately $195,000 in patterns and $116,000 in other outside services. These increases were a result of the increase in awarded contracts to the Company.

Engineering expense increased from $323,000 for the three months ended February 28, 2002 to $584,000 for the three months ended February 28, 2003 however, as a percent of sales, engineering expense decreased from 9.3% to 7.0%. This increase was a result of the higher contract backlog in the second quarter ended February 28, 2003 as compared to the previous comparable quarter. The Company during this quarter increased its engineering staff in order to process the additional awarded contracts.
Manufacturing overhead expense during the second quarter of 2003 increased by $191,000 over the same period last year, however due to increased revenues, manufacturing overhead, as a percent of sales, decreased from 43.7% for the three months ended February 28, 2002 to 20.5% for the three months ended February 28, 2003.

SELLING & ADMINISTRATIVE EXPENSES - Selling and administrative expenses increased from $378,000 for the three months ended February 28, 2002 to $417,000 for the three months ended February 28, 2003. As a percent of sales, selling and administrative expense decreased from 12% to 5%. The increase in selling and administrative expense was largely due to an increase of $31,000 in legal and professional expenses.

INTEREST EXPENSE - Interest expense for the three months ended February 28, 2003 was approximately $142,000 as compared to approximately $157,000 for the three months ended February 28, 2002. As a percentage of sales, interest expense decreased from 4.5% in the quarter ended February 28, 2002 to 1.7% for the quarter ended February 28, 2003. This decrease was the result of lower debt levels and interest rates during the quarter ended February 28, 2003 as compared to the previous comparable quarter.

OTHER EXPENSE - Other expense for the three months ended February 28, 2003 was approximately $80,000 as compared to approximately $12,000 for the three months ended February 28, 2002. As a percentage of sales, other expense increased from 0.4% in the quarter ended February 28, 2002 to 1.0% for the quarter ended February 28, 2003. This increase was due to fees and expenses incurred during the second quarter of 2003 in relation to the Company's debt refinancing. Such expenses and fees will be amortized over the term of the financing (one year).


COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 2003 TO THE SIX MONTHS ENDED FEBRUARY 28, 2002.

REVENUES - Revenues for the six months ended February 28, 2003 totaled $12.6 million as compared to $6.8 million for the six months ended February 28, 2002, an increase of $5.8 million or 85%. The revenue increase is a direct result of the Company receiving additional orders. For the six months ended February 28, 2003, the Company had incurred approximately 130,000 shop floor hours as compared to 89,000 during the same period of 2002, an increase of 41,000 hours or 46%.


COST OF SALES - Cost of sales was $11.5 million or 90.8% of sales for the six months ended February 28, 2003 as compared to $7.1 million or 104.7% of sales for the same period last year. The increase in gross margin was due to the Company's increased backlog and revenues thus resulting in improved absorption of the Company's fixed manufacturing overhead.

Direct costs increased from $3.4 million in 2002 to $7.1 million in 2003 and, as a percent of sales, direct costs increased from 49.7% to 56.4%. Direct labor expense was $2.4 million in 2003 as compared to $1.8 million in 2002 however, as a percent of sales, direct labor expense decreased from 26.1% in 2002 to 19.3% in 2003. The increase in direct labor expense of $0.6 million was a direct result of higher contract level requirements and resulting increase in shop floor hours during the first and second quarters of 2003. Direct material expense increased from $1.2 million in 2002 to $2.2 million in 2003, however as a result of the increase in revenue, direct material expense, as a percent of sales, decreased slightly from 17.9% in 2002 to 17.3% in 2003. Outside service expenses increased from $0.4 million in 2002 to $2.5 million in 2003 and, as a percent of sales, increased from 6.1% to 19.7%. This significant increase was largely due to the increased volumes and related outsourcing contracts. The Company, as a result of its increased backlog, is outsourcing certain stamping die construction to other die manufacturers. As a result, the Company has recorded approximately $1.6 million of expense during the first six months of 2003 related to outsourcing die construction. The remaining outside services expense increases included approximately $232,000 in patterns and $288,000 in other outside services.

Engineering expense increased from $0.6 million for the six months ended February 28, 2002 to $1.1 million for same period of 2003 however, as a percent of sales engineering expense decreased from 9.5% to 8.4%. The increase in engineering expense was largely in salaries as a result of the Company increasing its engineering staffing levels for the Company's increased backlog.

Manufacturing overhead expense increased from $3.1 million for the six months ended February 28, 2002 to $3.3 million for the same period in 2003, however, due to increased revenues, it decreased, as a percent of sales, from 45.6% to 26.0%. The largest increases during this period in 2003 as compared to 2002 included $60,000 in payroll tax expense, $50,000 in medical, workers compensation and general insurance and $29,000 in facility utilities.

SELLING & ADMINISTRATIVE EXPENSES - Selling and administrative expenses decreased from $844,000 or 12.4% of sales for the six months ended February 28, 2002 to $739,000 or 5.8% of sales in 2003. The most significant change was a $103,000 decrease in Michigan Single Business Tax expense.


INTEREST EXPENSE - Interest expense for the six months ended February 28, 2003 slightly decreased to $299,000 or 2.4% of sales from $312,000 or 4.6% of sales for the 2002.


OTHER EXPENSE - Other expense for the six months ended February 28, 2003 was approximately $83,000 as compared to approximately $25,000 for the same period last year. As a percentage of sales, other expense increased from 0.3% in the six months ended February 28, 2002 to 0.7% for the same period in 2003. This increase was due to fees and expenses incurred during the second quarter of 2003 in relation to the Company's debt refinancing. Such expenses and fees will be amortized over the term of the financing (one year).


FEDERAL INCOME TAXES

For the six months ended February 28, 2003, the Company decreased its valuation allowance by $14,000 to reflect the deferred tax assets utilized to reduce current income taxes.


LIQUIDITY AND CAPITAL RESOURCES

For the six months ended February 28, 2003, the Company's cash used in operating activities was $896,000. This largely resulted from an increase of $6,820,000 in account receivables, a decrease of $2,543,000 in contracts in process, and a $2,662,000 increase in accounts payable and accrued expenses. From investing activities, the Company incurred an increase in other assets (cash surrender value of life insurance policies) of $22,000 and acquired $60,000 in plant, property and equipment. The Company used $873,000 to reduce the revolving credit line and $486,000 to reduce long-term and subordinated debt.

The Company believes that the unused portion of the Revolving Line of Credit and funds generated from operations including receipt of progress payments from the Company's major customer (of which $2.9 million was received in December 2002 and $3.8 million in April, 2003) will be sufficient to cover anticipated cash needs through fiscal 2003. However, depending on the level of future sales, and the terms of such sales, an expanded credit line may be necessary to finance increases in trade accounts receivable and contracts in process. The Company believes it will be able to obtain such expanded credit line, if required, on generally the same terms as the existing credit line.

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

Date: April 14, 2003


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

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Riviera Tool Company (the "Company") on Form 10-Q for the period ending February 28, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Kenneth K. Rieth, Chief Executive Officer of registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

Dated:   April 14, 2003

By: /s/ Kenneth K. Rieth
    ---------------------------
        Kenneth K. Rieth
        Chief Executive Officer

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

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Riviera Tool Company (the "Company") on Form 10-Q for the period ending February 28, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Peter C. Canepa, Chief Financial Officer of registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

Dated:   April 14, 2003

By: /s/ Peter C. Canepa
    ---------------------------
        Peter C. Canepa
        Chief Financial Officer

This certification accompanies this Report on Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                               10-Q EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
EX-   10(cc)  Revolving Credit Loan Agreement, including Revolving Credit Note and Term Note between Registrant and Comerica Bank, dated December
              23, 2002

EX-   10(dd)  Subordinated Loan Agreement and Note between Registrant and Fifth
              Third Bank, f/k/a Old Kent Bank, dated December 23, 2002

EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002