Form 10-Q
period 2003-05-31
RIVIERA TOOL CO
filed 2003-07-14
CIK 1018349

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to___________________

                          Commission file no. 001-12673

                              RIVIERA TOOL COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Michigan                             38-2828870
  ------------------------------           -------------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification No.)

            5460 Executive Parkway S.E., Grand Rapids, Michigan 49512
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                  Yes X   No
                                     ---

There were 3,379,609 shares of the Registrant's common stock outstanding as July 14 ,2003.

                                     PART I
                              FINANCIAL INFORMATION

                                      INDEX
                                                                                                                    Page No.
Item 1.         Financial Statements

                Balance Sheets as of May 31, 2003 and August 31, 2002.............................................      3

                Statements of Operations for the Three Months and Nine Months
                 Ended May 31, 2003 and 2002......................................................................      4

                Statements of Cash Flows for the Three Months and Nine Months
                 Ended May 31, 2003 and 2002......................................................................      5

                Notes to Financial Statements.....................................................................      6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations.............      8

Item 3.         Quantitative and Qualitative Disclosures about Market Risk .......................................     12

Item 4.         Controls and Procedures

                                    PART II
                               OTHER INFORMATION
                                     INDEX

Item 1.         Legal Proceedings - None

Item 2.         Changes in Securities and Use of Proceeds - None

Item 3.         Default Upon Senior Securities - None

Item 4.         Submission of Matters to a vote of  Security  - None

Item 5.         Other Information

Item 6.         Exhibits and Reports on Form 8 - K.

                Signatures

                Certifications


                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                 BALANCE SHEETS


                                                                                           MAY 31,               AUGUST 31,
                                  ASSETS                                                     2003                    2002
                                  ------                                             --------------------    --------------------
CURRENT ASSETS                                                               NOTE        (UNAUDITED)              (AUDITED)
--------------                                                               ----    --------------------    --------------------
  Cash....................................................................            $               --      $        2,337,743
  Accounts receivable.....................................................                     4,893,681               2,899,075
  Costs in excess of billings on contracts in process.....................     2               6,885,947               3,988,346
  Inventories.............................................................                       250,569                 250,569
  Prepaid expenses and other current assets...............................                       357,470                 184,313
                                                                                         ----------------        ----------------
            Total Current assets..........................................                    12,387,667               9,660,046

PROPERTY, PLANT AND EQUIPMENT, NET........................................     3              13,272,485              14,471,879
PERISHABLE TOOLING........................................................                       616,901                 548,606
OTHER ASSETS..............................................................                       325,198                 303,060
                                                                                         ----------------        ----------------
            Total assets..................................................            $       26,602,251      $       24,983,591
                                                                                         ================        ================

                             LIABILITIES AND
                           STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt.......................................     4      $          231,805      $       10,354,499
  Notes payable...........................................................     4               6,153,371
  Accounts payable........................................................                     6,393,653               1,694,779
  Accrued liabilities.....................................................                       930,031                 448,171
                                                                                         ----------------        ----------------
            Total Current liabilities.....................................                    13,708,860              12,497,449

LONG-TERM DEBT............................................................     4                      --                      --
ACCRUED LEASE EXPENSE.....................................................                       649,451                 675,735
                                                                                         ----------------        ----------------
            Total liabilities.............................................                    14,358,311              13,173,184
                                                                                         ----------------        ----------------

PREFERRED STOCK - no par value, $100 mandatory redemption value:
       Authorized - 5,000 shares
       Issued and outstanding - no shares.................................                            --                      --

STOCKHOLDERS' EQUITY:
Preferred stock - no par value,
     Authorized - 200,000 shares
     Issued and outstanding - no shares...................................                            --                      --
  Common stock - No par value:
     Authorized - 9,785,575 shares
     Issued and outstanding - 3,379,609 shares at
     May 31, 2003 and August 31, 2002.....................................                    15,115,466              15,115,466
  Retained deficit........................................................                    (2,871,526)             (3,305,059)
                                                                                         ----------------        ----------------
            Total stockholders' equity....................................                    12,243,940              11,810,407
                                                                                         ----------------        ----------------
            Total liabilities and stockholders' equity....................           $        26,602,251     $        24,983,591
                                                                                         ================        ================


                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                     FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                                            ENDED                                ENDED
                                                              ----------------------------------------------------------------------
                                                                                               MAY 31,
                                                              ----------------------------------------------------------------------
                                                                  2003               2002               2003               2002
                                                              ------------       ------------       ------------       ------------
SALES ..................................................      $  9,919,178       $  3,702,425       $ 22,561,901       $ 10,518,181
COST OF SALES ..........................................         8,826,409          3,565,402         20,306,338         10,704,359
                                                              ------------       ------------       ------------       ------------

GROSS PROFIT (LOSS) ....................................         1,092,769            137,023          2,255,563           (186,178)

SELLING AND ADMINISTRATIVE EXPENSES ....................           505,935            440,943          1,244,540          1,284,749
                                                              ------------       ------------       ------------       ------------

 INCOME (LOSS) FROM OPERATIONS .........................           586,834           (303,920)         1,011,023         (1,470,927)

OTHER EXPENSE:
   Interest expense ....................................           118,330            149,769            417,315            486,748
   Other (Income)/expense) .............................            77,405             (1,057)           160,175             (1,268)
                                                              ------------       ------------       ------------       ------------
      TOTAL OTHER EXPENSE - NET ........................           195,735            148,712            577,490            485,480

INCOME (LOSS)  BEFORE TAXES ON INCOME ..................           391,099           (452,632)           433,533         (1,956,407)
                                                              ------------       ------------       ------------       ------------

INCOME TAXES ...........................................                --                 --                 --                 --
                                                              ------------       ------------       ------------       ------------

NET INCOME (LOSS) AVAILABLE FOR COMMON  SHARES .........      $    391,099       $   (452,632)      $    433,533       $ (1,956,407)
                                                              ============       ============       ============       ============

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE .......      $        .12       $       (.13)      $        .13       $       (.58)
                                                              ============       ============       ============       ============

BASIC AND DILUTED COMMON SHARES OUTSTANDING ............         3,379,609          3,379,609          3,379,609          3,379,609
                                                              ============       ============       ============       ============


                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                           FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                                                   ENDED                          ENDED
                                                                        ------------------------------------------------------------
                                                                                                  MAY 31,
                                                                        ------------------------------------------------------------
                                                                           2003             2002            2003            2002
                                                                        -----------     -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)) ...............................................    $   391,099     $  (452,632)    $   433,533     $(1,956,407)
  Adjustments to reconcile net income/(loss) to net
   cash from operating activities:
      Depreciation and amortization ................................        460,482         477,441       1,381,446       1,432,323
      (Increase) decrease in assets:
         Accounts receivable .......................................      4,825,325         890,849      (1,994,606)     (1,142,965)
         Costs in excess of billings on contracts in process .......     (5,440,988)         98,040      (2,897,601)        222,513
         Perishable tooling ........................................        (34,650)         (6,198)        (68,295)         32,004
         Prepaid expenses and other current assets .................         20,061         (65,952)       (173,157)       (101,378)
      Increase (decrease) in liabilities:
         Accounts payable ..........................................      2,122,045         (88,699)      4,698,874        (322,437)
         Accrued liabilities .......................................        397,135          23,222         481,860         236,274
         Accrued lease expense .....................................         (8,761)         (4,089)        (26,284)        (12,269)
                                                                        -----------     -----------     -----------     -----------
Net cash provided by/(used in) operating activities ................    $ 2,731,748     $   871,982     $ 1,835,770     $(1,612,342)
                                                                        -----------     -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in other assets .........................................             --              --         (22,138)        (42,290)
  Additions to property, plant and equipment .......................       (121,706)       (186,545)       (182,052)       (224,463)
                                                                        -----------     -----------     -----------     -----------
Net cash used in investing activities ..............................    $  (121,706)    $  (186,545)    $  (204,190)    $  (266,753)
                                                                        -----------     -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments)on revolving credit line ..............     (2,454,658)       (594,964)     (3,327,388)      2,761,763
  Issuance of debt .................................................             --              --       3,367,948              --
  Principal payments on notes payable to bank
   and non-revolving equipment line of credit ......................       (155,384)       (183,991)     (4,009,883)     (1,111,974)
                                                                        -----------     -----------     -----------     -----------
Net cash provided by/(used in) financing activities ................    $(2,610,042)       (778,955)    $(3,969,323)    $ 1,649,789
                                                                        -----------     -----------     -----------     -----------

NET INCREASE/(DECREASE) IN CASH ....................................    $        --         (93,518)    $(2,337,743)    $  (229,306)

CASH - Beginning of Period .........................................             --         146,934       2,337,743         282,722
                                                                        -----------     -----------     -----------     -----------

CASH - End of Period ...............................................    $        --          53,416     $        --     $    53,416
                                                                        ===========     ===========     ===========     ===========

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2003

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

The results of operations for the three and nine month periods ended May 31, 2003 is not indicative of the results to be expected for the full year.

NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:

                                                                                     MAY 31,               AUGUST 31,
                                                                                       2003                   2002
                                                                                   ------------           ------------
Costs incurred on contracts in process under the
   Percentage of completion method ........................................        $ 23,382,313           $ 11,248,868
Estimated gross profit (loss) .............................................           1,000,000               (670,000)
                                                                                   ------------           ------------
        Total .............................................................          24,382,313             10,578,868
Less progress payments received and progress billings to date .............          17,496,366              6,682,206
Plus costs incurred on contracts in process under
   the completed contract method ..........................................                  --                 91,682
                                                                                   ------------           ------------
        Costs in excess of billings on contracts in process ...............        $  6,885,947           $  3,988,346
                                                                                   ============           ============

Included in estimated gross loss for May 31, 2003 and August 31, 2002 are jobs with losses accrued of $886,535 and $973,985, respectively.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

                                                                                     MAY 31,                    AUGUST 31,
                                                                                      2003                        2002
                                                                                   -----------                 -----------
Lease and leasehold improvements ...........................................       $ 1,367,908                 $ 1,367,908
Office furniture and fixtures ..............................................           164,417                     157,868
Machinery and equipment ....................................................        22,372,260                  22,353,184
Construction in Process ....................................................            53,823                       1,399
Computer equipment and software ............................................         2,223,366                   2,119,363
Transportation equipment ...................................................            61,919                      61,919
                                                                                   -----------                 -----------
     Total cost ............................................................        26,243,693                  26,061,641
Accumulated depreciation and amortization ..................................        12,971,208                  11,589,762
                                                                                   -----------                 -----------
     Net carrying amount ...................................................       $13,272,485                 $14,471,879
                                                                                   ===========                 ===========

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2003

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


                                                                                       MAY 31,              AUGUST 31,
                                                                                         2003                  2002
                                                                                  -------------------    ------------------
REVOLVING WORKING CAPITAL CREDIT LINE
-------------------------------------

The revolving working capital credit line is collateralized by substantially all assets of the Company and provided for borrowing, subject to certain collateral requirements up to $7.5 million. The agreement requires a commitment fee of .25%
per annum on the average daily unused portion of the revolving credit line. The credit line is due December 1, 2003, and bears interest, payable monthly, at
1.0% above the bank's prime rate (as of May 31, 2003, an effective rate of
5.25%)..........................................................................  $        3,172,612    $               --

The credit line was paid and terminated on December 23, 2002....................                  --             6,500,000

NOTES PAYABLE TO BANKS
----------------------

Note payable to bank, payable in monthly installments of $33,334, plus interest at the bank's prime rate plus 1.25% (as of May 31, 2003, an effective rate of
5.50%), due December 1, 2003....................................................           1,866,667

Subordinated note payable to bank, payable in monthly installments of $31,000,
including interest at 11%, due January 1, 2008..................................           1,345,897                    --

Note payable to bank, paid on December 23, 2002.................................                  --             1,611,092

Note payable to bank, paid on December 23, 2002.................................                  --               416,667

NON-REVOLVING EQUIPMENT LINE OF CREDIT
--------------------------------------

$3,271,000 equipment line of credit, paid on December 23, 2002..................                  --             1,826,740
                                                                                  -------------------   -------------------

           Total debt...........................................................           6,385,176            10,354,499
                                                                                  -------------------   -------------------
           Less current portion of long-term debt...............................                  --                    --
           Less notes payable...................................................           6,385,176            10,354,499
                                                                                  -------------------   -------------------
           Long-term debt-- Net.................................................  $               --    $               --
                                                                                  ===================   ===================

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2003

NOTE 4 - DEBT - CONTINUED

Under the loan agreement, the Company is required to maintain certain levels of Tangible Net Worth, Debt to Tangible Net Worth and Debt Service Coverage. At May 31, 2003, the Company was in compliance with all of these covenants except for the Tangible Net Worth covenant. The loan agreement expires December 1, 2003 and the related debt is recorded as current portion of long-term debt and current notes payable. The Company is negotiating with its primary lender for a longer term loan agreement and anticipates such will be completed in the fourth quarter of 2003.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods therein, the components of the Company's Statements of Operations as a percentage of sales.


                                                                 FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                         ENDED                         ENDED
                                                               ---------------------------------------------------------
                                                                                       MAY 31,
                                                               ---------------------------------------------------------
                                                                  2003           2002           2003           2002
                                                               -----------    -----------    -----------    -----------
SALES ....................................................       100.0%         100.0%          100.0%        100.0%
COST OF SALES ............................................        89.0%          96.3%           90.0%        101.8%
                                                                 -----          -----           -----         -----

      GROSS PROFIT (LOSS) ................................        11.0%           3.7%           10.0%         (1.8%)

SELLING AND ADMINISTRATIVE EXPENSES ......................         5.1%          11.9%            5.5%         12.2%
                                                                 -----          -----           -----         -----

      INCOME (LOSS) FROM OPERATIONS ......................         5.9%          (8.2%)           4.5%        (14.0%)

INTEREST EXPENSE .........................................         1.2%           4.0%            1.8%          4.6%
OTHER EXPENSE ............................................         0.8%          --               0.8%         --
                                                                 -----          -----           -----         -----
      TOTAL INTEREST & OTHER EXPENSE .....................         2.0%           4.0%            2.6%          4.6%

INCOME (LOSS) BEFORE
  TAXES ON INCOME ........................................         3.9%         (12.2%)           1.9%        (18.6%)

INCOME TAXES .............................................        --             --              --            --
                                                                 -----          -----           -----         -----

            NET LOSS .....................................         3.9%         (12.2%)           1.9%        (18.6%)
                                                                 =====          =====           =====         =====



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



COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2003 TO THE THREE MONTHS ENDED MAY 31, 2002.


REVENUES
Revenues for the three months ended May 31, 2003 totaled $9.9 million as compared to $3.7 million for the three months ended May 31, 2002, an increase of $6.2 million or 168%. The revenue increase is a direct result of the Company being awarded additional contracts during the latter part of fiscal year ended August 31, 2002 as well as in the second quarter ended February 28, 2003. These additional contracts resulted in the Company incurring approximately 83,000 shop floor hours during the third quarter of 2003, as compared to 49,000 during the same period of 2002, an increase of 34,000 hours or 69%.

As of May 31, 2003, the Company had approximately $26.1 million in contract backlogs. This compares to approximately $21.7 million as of May 31, 2002, an increase of $4.4 million or 20%. This backlog, in shop floor hours, increased from 243,000 as of May 31, 2002 to 254,000 as of May 31, 2003, an increase of 4.5%. The Company was awarded additional contracts in excess of $5.6 million during the third quarter of 2003, as compared to $17.6 million in the same quarter last year.


COST OF SALES
Cost of sales was $8.8 million or 89.0% of sales for the three months ended May 31, 2003 as compared to $3.6 million or 96.3% of sales for the three months ended May 31, 2002. The increase in gross margin was largely due to the increase in revenue, which absorbed more of the Company's fixed overhead.

Direct costs increased from $1.6 million for the three months ended May 31, 2002 to $6.4 million for the three months ended May 31, 2003, as a percent of sales it increased from 42.2% to 64.8%. Direct labor expense was $872,000 in 2002 as compared to $1,710,000 in 2003 however, as a percent of sales, direct labor expense decreased from 23.6% to 17.2%. While direct labor expense increased by $838,000 or 96%, actual shop floor hours increased from 49,000 to 83,000. The increase in shop floor hours was a direct result of higher contract levels for the three months ended May 31, 2003. Other direct cost increases included $1,418,000 in direct material expense and $2,611,000 in outside service expenses. As a percent of sales, these other direct expenses represented 47.6% for the three months ended May 31, 2003 as compared to 18.6% for the three months ended May 31, 2002. These increases were largely due to the increased volumes and related outsourcing contracts. The Company, as a result of its increased backlog, is outsourcing certain stamping die construction to other die manufacturers. As a result, the Company has recorded approximately $1.9 million of expense during the third quarter of 2003 related to the outsourcing die construction. The remaining outside services expense increases included approximately $197,000 in patterns and $517,000 in other outside services.

Engineering expense increased from $424,000 for the three months ended May 31, 2002 to $660,000 for the three months ended May 31, 2003 however, as a percent of sales, engineering expense decreased from 11.4% to 6.7%. This increase was a result of the higher engineering component of the Company's contract backlog including project management of certain contracts. The Company has increased its engineering staff in the past few quarters to process the additional awarded contracts.

Manufacturing overhead expense during the third quarter of 2003 increased by $158,000 over the same period last year, however due to increased revenues, manufacturing overhead, as a percent of sales, decreased from 42.7% for the three months ended May 31, 2002 to 17.5% for the three months ended May 31, 2003.


SELLING & ADMINISTRATIVE EXPENSES
Selling and administrative expenses increased from $441,000 for the three months ended May 31, 2002 to $506,000 for the three months ended May 31, 2003. As a percent of sales, selling and administrative expense decreased from 11.9% to 5.1%.


INTEREST EXPENSE
Interest expense for the three months ended May 31, 2003 was approximately $118,000 as compared to approximately $150,000 for the three months ended May 31, 2002. As a percentage of sales, interest expense decreased from 4.0% in the quarter ended May 31, 2002 to 1.2% for the quarter ended May 31, 2003. This decrease was the result of lower debt levels and interest rates during the quarter ended May 31, 2003 as compared to the previous comparable quarter.

OTHER EXPENSE - Other expense for the three months ended May 31, 2003 was approximately $77,000 due to fees and expenses incurred during the second quarter of 2003 in relation to the Company's debt refinancing. Such expenses and fees are being amortized over the term of the financing (one year).


COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2003 TO THE NINE MONTHS ENDED MAY 31, 2002.


REVENUES
Revenues for the nine months ended May 31, 2003 totaled $22.6 million as compared to $10.5 million for the nine months ended May 31, 2002, an increase of $12.1 million or 115%. The revenue increase is a direct result of the Company receiving additional orders during the past year. For the nine months ended May 31, 2003, the Company had incurred approximately 213,000 shop floor hours as compared to 138,000 during the same period of 2002, an increase of 75,000 hours or 54%.


COST OF SALES
Cost of sales was $20.3 million or 90.0% of sales for the nine months ended May 31, 2003 as compared to $10.7 million or 101.8% of sales for the same period last year. The increase in gross margin was due to the Company's increased backlog and revenues thus resulting in improved absorption of the Company's fixed manufacturing overhead.

Direct costs increased from $4.9 million in 2002 to $13.5 million in 2003 and, as a percent of sales, direct costs increased from 47.0% to 60.0%. Direct labor expense was $4.2 million in 2003 as compared to $2.7 million in 2002 however, as a percent of sales, direct labor expense decreased from 25.2% in 2002 to 18.4% in 2003. The increase in direct labor expense of $1.5 million was a direct result of higher contract level requirements and resulting increase in shop floor hours during the first three quarters of 2003. Direct material expense increased from $1.7 million in 2002 to $4.1 million in 2003, however as a result of the increase in revenue, direct material expense, as a percent of sales, increased from 16.3% in 2002 to 18.1% in 2003. Outside service expenses increased from

$623,000 in 2002 to $5.3 million in 2003 and, as a percent of sales, increased from 5.9% to 23.5%. This significant increase was largely due to the increased volumes and related outsourcing contracts. The Company, as a result of its increased backlog, is outsourcing certain stamping die construction to other die manufacturers and has recorded approximately $3.0 million of related expense during the first nine months of 2003. The remaining outside services expense increases included approximately $429,000 in patterns and $1.25 million in other outside services.

Engineering expense increased from $1.1 million for the nine months ended May 31, 2002 to $1.7 million for same period of 2003 however, as a percent of sales engineering expense decreased from 10.1% to 7.6%. The increase in engineering expense was largely in salaries as a result of the Company increasing its engineering staffing levels for the Company's increased backlog.

Manufacturing overhead expense increased from $4.7 million for the nine months ended May 31, 2002 to $5.0 million for the same period in 2003, however, due to increased revenues, it decreased, as a percent of sales, from 44.6% to 22.3%. The largest increases during this period in 2003 as compared to 2002 included $129,000 in payroll tax expense and $111,000 in medical, workers compensation and general insurance.


SELLING & ADMINISTRATIVE EXPENSES
Selling and administrative expenses decreased from $1,285,000 or 12.2% of sales for the nine months ended May 31, 2002 to $1,244,000 or 5.5% of sales in 2003.


INTEREST EXPENSE
Interest expense for the nine months ended May 31, 2003, compared to 2002, decreased slightly to $417,000 or 1.8% of sales from $487,000 or 4.6% of sales. This decrease was the result of lower debt levels and interest rates during the nine months ended May 31, 2003 as compared to the previous comparable period.


OTHER EXPENSE
Other expense for the nine months ended May 31, 2003 was approximately $161,000 or 0.7% of sales. This cost was due to fees and expenses incurred during the second quarter of 2003 in relation to the Company's debt refinancing. Such expenses and fees are being amortized over the term of the financing (one year).


FEDERAL INCOME TAXES
For the nine months ended May 31, 2003, the Company decreased its valuation allowance by $147,000 to reflect the deferred tax assets utilized to reduce current income taxes.


LIQUIDITY AND CAPITAL RESOURCES
For the nine months ended May 31, 2003, the Company's cash provided by operating activities was $1,836,000. This largely resulted from increases of $1,995,000 in account receivables and $2,898,000 in contracts in process. These increases were offset by a $5,181,000 increase in accounts payable and accrued expenses. From investing activities, the Company incurred an increase in other assets (cash surrender value of life insurance policies) of $22,000 and acquired $182,000 in plant, property and equipment. The Company used $3,327,000 to reduce the revolving credit line and $642,000 to reduce long-term and subordinated debt.

The Company believes that the unused portion of the Revolving Line of Credit and funds generated from operations including continuing receipt of progress payments from the Company's major customer will be sufficient to cover anticipated cash needs through fiscal 2003. However, depending on the level of future sales, and the terms of such sales, an expanded credit line may be necessary to finance increases in trade accounts receivable and contracts in process. The Company believes it will be able to obtain such expanded credit line, if required, on generally the same terms as the existing credit line.

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

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Under the Company's loan agreement with its primary lender, the Company is required to maintain certain levels of Tangible Net Worth, Debt to Tangible Net Worth and Debt Service Coverage. At May 31, 2003, the Company was in compliance with all of these covenants except for the Tangible Net Worth covenant. The loan agreement expires December 1, 2003 and the related debt is recorded as current portion of long-term debt and current notes payable. The Company is negotiating with its primary lender for a longer-term loan agreement and anticipates such will be completed in the fourth quarter of 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  None

         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 14, 2003
                                 Riviera Tool Company

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

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Riviera Tool Company (the "Company") on Form 10-Q for the period ending May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Kenneth K. Rieth, Chief Executive Officer of registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

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

Dated:  July 14, 2003

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

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Riviera Tool Company (the "Company") on Form 10-Q for the period ending May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Peter C. Canepa, Chief Financial Officer of registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

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

Dated:  July 14, 2003

By: /s/ Peter C. Canepa
   --------------------
        Peter C. Canepa
        Chief Financial Officer

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