Form 10-K
period 2003-08-31
RIVIERA TOOL CO
filed 2003-12-01
CIK 1018349

                United States Securities and Exchange Commission
                              Washington D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended August 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-12673

                              RIVIERA TOOL COMPANY
             (Exact name of registrant as specified in its charter)

                       MICHIGAN                       38-2828870
           ---------------------------------     ---------------------
            (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)       Identification No.)

                5460 EXECUTIVE PARKWAY SE
                     GRAND RAPIDS, MI                     49512
           ----------------------------------    ---------------------
            (Address of principal executive             (Zip Code)
                          offices)

       Registrant's telephone number, including area code: (616) 698-2100

  Securities registered pursuant to Section 12(b) of the Act: Common Stock, no par value

            Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the voting common stock of the Registrant (based upon the last reported sale of the Common Stock at that date by the American Stock Exchange) held by non-affiliates was $8,102,591 as of November 24, 2003.

The number of shares outstanding of the Registrant's common stock as of December 1, 2003 was 3,379,605 shares of common stock without par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                           Part of Form 10-K Into Which Portions
             Document                          of Documents are Incorporated
---------------------------------------    -------------------------------------
Portions of the Proxy Statement for the           Parts I, II III and IV
Registrant's 2004 Annual Meeting of
Shareholders to be filed within
120 days after the end of Registrant's
fiscal year are incorporated by
reference in Parts I, II III and IV.

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

                              RIVIERA TOOL COMPANY

                           Annual Report on Form 10-K

                                December 1, 2003

                                TABLE OF CONTENTS


                                                                                               PAGE
                                               PART I

Item 1.    Business........................................................................      3
Item 2.    Properties......................................................................      7
Item 3.    Legal Proceedings...............................................................      7
Item 4.    Submission of Matters to a Vote of Security Holders.............................      7

                                              PART II

Item 5.    Market for the Registrant's Common Stock and
           Related Stockholder Matters.....................................................      7
Item 6.    Selected Financial Data.........................................................      8
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................................      9
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk......................     14
Item 8.    Financial Statements and Supplementary Data.....................................     15
Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure..........................................     29

                                              PART III

Item 10.   Directors and Executive Officers................................................     29
Item 11.   Executive Compensation..........................................................     29
Item 12.   Security Ownership of Certain Beneficial Owners and Management..................     29
Item 13.   Certain Relationships and Related Transactions..................................     29
Item 14.   Principal Accountant Fees and Services..........................................     30
Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K................     30

           SIGNATURES......................................................................     30

                                     PART I

ITEM 1.           BUSINESS

         GENERAL

         Riviera Tool Company (the "Company") is a designer and manufacturer of large scale, complex stamping die systems used to form sheet metal parts. Most of the stamping die systems sold by the Company are used in the production of automobile and truck body parts such as roofs, hoods, fenders, doors, door frames, structural components and bumpers. The following table sets forth the Company's sales (in millions) and percentage of total sales by major customers, DaimlerChrysler, Ford Motor Company, General Motors Corporation, Mercedes-Benz and BMW (the "OEM's") in fiscal years 2001, 2002 and 2003.

                                                               YEAR ENDED AUGUST 31,
                                                 -----------------------------------------------
                                                      2001              2002           2003
                                                 -------------    -------------    ------------
                  CUSTOMER                       AMOUNT     %     AMOUNT     %     AMOUNT    %
----------------------------------------------   -------------    -------------    ------------
Suppliers of Mercedes-Benz                       $   --     --%   $   --     --%   $ 19.2    56%
BMW                                                  --     --       0.6      4       0.3     1
Suppliers of BMW                                     --     --       0.6      4       3.0    10
DaimlerChrysler AG............................      2.6   21.7%      0.9      6       1.9     6
Suppliers of DaimlerChryslerAG................       --     --       0.2      1       1.0     1
Ford Motor Company............................      0.2    1.7        --     --       0.9     1
Suppliers of Ford Motor Co....................      3.0   25.0       0.8      6       2.4     7
General Motors Corporation....................      4.0   33.3       8.5     61       0.5     2
Suppliers of General Motors Corporation.......      1.9   15.8       0.6      4       0.2    --
Other auto and truck manufacturers
       and their suppliers....................      0.3    2.5       1.8     14       4.7    16
                                                 -------------    -------------    ------------
       Total Sales............................   $ 12.0    100%   $ 14.0    100%   $ 34.1   100%
                                                 =============    =============    ============

         The Company was originally incorporated in 1967 and was incorporated in its present form in 1988, under the laws of the State of Michigan.

INDUSTRY TRENDS

         The principal factor affecting tooling demand is the level of capital spending on manufacturing equipment for use in the production of new products or models and, in the Company's case, predominantly the automotive industry. The market for U.S. produced tooling has both cyclical and structural factors which drive tooling product demand.

         The cyclical factors are associated with the consumer demand levels as well as capital spending in various end-use sectors. Generally, tooling sales are less dependent on the level of automotive unit sales, but are more dependent on the introduction of new and updated product designs into the marketplace. The introduction of a new automotive model creates a demand for new tooling. This new tooling then creates the product parts that are assembled into the new models. Some slight variations in the production platform, such as changes to the drive train of an automobile, may involve no new tooling but may entail slight modifications in existing tooling in order to allow the production of components with these minor modifications. For the most part, the vast majority of new models require completely new tooling.

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

         Engineering of Product and Process. As the OEMs continue their efforts to reduce lead times of new model launches, the Company produces concurrently, rather than sequentially, many of its tool designs and manufacturing processes. In certain instances, before the final design by the customer is complete, the Company already has ordered many of the raw materials, such as steel, and may have begun various machining operations. Typically, the Company will receive part data or descriptions in the form of electronic files which the customer wants the Company to build the tool to produce that part. The part and tool design then is created by the Company utilizing computer aided-design ("CAD") software. The Company then utilizes computer software which simulates the metal-forming process within the die. This simulation data then is utilized in final die design to reduce the need for expensive and time-consuming reworking of the die during the tryout process. Upon completion of tool design, the Company develops the computer programs (computer-aided-manufacturing ("CAM") software) which drive the cutter paths on the machine tools. These machine tools fabricate many components for the tool. A variety of machine tools are utilized to cut and polish the various parts and surfaces of the tool, including the Company's high-speed machining centers and 5-axis machining centers, all of which are computer-numerically-controlled ("CNC"). The process of utilizing high-speed CNC machining centers reduces the traditional requirement for expensive and time-consuming hand finishing. After the tool components are produced or purchased, they are assembled and fitted together.

         Prototype Tooling and Parts. Prototype tooling and parts are utilized during the design phase of new models for which the automobile manufacturers validate the fit and function of the respective components and assemblies and the repeatability of the respective production processes. The parts manufactured from prototype tools are also often used in crash testing.

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

MANUFACTURING

         The manufacturing process starts when the Company is awarded a tooling contract. The engineering process commences when an electronic "model" of the part to be produced is transmitted to the Company as a mathematical database or electronic files. Company engineers use the mathematical database to generate computer-aided die designs and die face cutter path programs. These cutter path programs are used by the machine tools to manufacture the inner workings of the die. Most material is removed and the cutting is done by CNC machine tools, which utilize the computer-generated cutter path programs to cut and polish the various parts of the tool. After the tool components are produced or purchased, they are assembled and fitted together. Finally, after the die is constructed, the Company produces a "tryout" or run of parts. These parts are then evaluated statistically for process repeatability and dimensional validation on the Company's coordinate measuring machine. During this automated validation process, the tool is statistically compared to the mathematical database. The Company utilizes "simulation" software that simulates the metal-forming process within the die prior to final part and die design. This front-end simulation data is then utilized in final die design in order to reduce the need for expensive and time-consuming reworking of the die during the tryout process.

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

MARKETING AND SALES

    The Company's marketing emphasis is on DaimlerChrysler, Ford, General Motors, Mercedes-Benz and BMW and their respective tier one suppliers. The Company maintains excellent relationships with DaimlerChrysler, Ford, General Motors, Mercedes-Benz and BMW that directly accounted for approximately 10%, in the aggregate, of the Company's revenues in 2003. For the year ended August 31, 2003, DaimlerChrysler, Ford, General Motors, Mercedes-Benz, BMW and their respective tier one suppliers accounted for approximately 84%, in the aggregate, of the Company's revenues. For the year ended August 31, 2002, DaimlerChrysler, Ford, General Motors, Mercedes-Benz and BMW directly accounted for 67%, in the aggregate, of the Company's revenues. These direct sales, combined with their tier one suppliers, represented approximately 78% of the Company's fiscal 2002 revenues.

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

BACKLOG AND SEASONALITY

         The Company's backlog of awarded contracts, which are all believed to be firm, was approximately $27 million and $21 million as of August 31, 2003 and 2002, respectively. The Company expects all backlog contracts will be reflected in sales during fiscal years ended August 31, 2004 and 2005. The Company's sales of stamping dies do not follow a seasonal pattern; however, the timing of new model introductions and existing model restyling tooling programs are dependent on DaimlerChrysler, Ford, General Motors, Mercedes-Benz, BMW and their respective introduction of new models.

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

         With the advent of simultaneous engineering in the automobile industry, proximity of the OEMs' design engineers may effect the placement of the die manufacturer. However, foreign competition may have certain advantages over domestic die manufacturers including lower capital costs, currency exchange advantages, government assistance and lower labor costs.

SIGNIFICANT CUSTOMERS

         The Company maintains excellent relationships with DaimlerChrysler, Ford, General Motors, Mercedes-Benz and BMW which directly accounted for approximately 10%, in the aggregate, of the Company's revenues in 2003. For the year ended August 31, 2003, DaimlerChrysler, Ford, General Motors, Mercedes-Benz and BMW and their respective tier one suppliers accounted for approximately 84%, in the aggregate, of the Company's revenues.

EMPLOYEES

         The Company's work force consists of approximately 150 full-time employees, of which approximately 30 are managerial and engineering personnel. The balance consists of hourly employees engaged in manufacturing and indirect labor support. Included among these hourly workers are approximately 100 skilled tradesmen who are either journeymen tool and die makers or machinists. None of the Company's employees are covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good. The Company has a discretionary contribution 401(K) plan. The Company has no pension liabilities arising from any defined benefit plan.

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

ITEM 2.           PROPERTIES

         The Company's facilities are located in Grand Rapids, Michigan, and consist of approximately 178,000 square feet of space, of which 28,000 square feet is utilized for office, engineering and employee service functions. Constructed in 1989, the facility is leased with a lease term expiring in 2018. The facility lease provides for annual payments of $944,847 plus an escalation of base rent of approximately $.14 per square foot. The Company has an option to renew this lease for an additional ten-year term at a rate based upon the then prevailing market rates for similar properties. The Company believes its facilities are modern, well maintained, adequately insured and suitable for their present and intended uses.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not presently a party to any legal proceeding.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year, covered by this report, to a vote of security holders through the solicitation of proxies or otherwise.

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

                                    FISCAL 2002          FISCAL 2003
                                ------------------    -----------------
                                 HIGH         LOW     HIGH         LOW
                                 ----         ---     ----         ---
1st quarter.................    $1.55        $1.00    $1.49       $1.04
2nd quarter.................    $1.23        $0.78    $2.45       $1.01
3rd quarter.................    $1.85        $1.00    $3.55       $1.75
4th quarter.................    $1.82        $1.28    $5.10       $2.81

         As of October 17, 2003, the Company's common stock was held by 44 registered holders of record and approximately 982 beneficial stockholders.

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

                                                                             YEAR ENDED AUGUST 31,
                                                      ----------------------------------------------------------------
                                                        1999           2000        2001           2002          2003
                                                      ---------     ---------    ---------     ---------     ---------
STATEMENT OF OPERATIONS DATA:
Sales ............................................    $  22,821     $  25,187    $  12,047     $  14,050     $  34,084
Gross Profit (Loss) ..............................        5,875         3,794       (3,062)         (630)        3,377
Income (Loss) from Operations ....................        3,856         1,655       (4,712)       (2,289)        1,687
Interest Expense .................................          343           890          725           653           779
Other (Income)/Expense ...........................         (169)          119            5            59             8
Income (Loss) before Income Taxes ................        3,682           645       (5,442)       (3,002)          900
Income Tax Expense (Benefit) .....................        1,252           242       (1,538)           --            --
                                                      ---------     ---------    ---------     ---------     ---------
Net Income (Loss) available for common shares ....    $   2,430     $     404    $  (3,904)    $  (3,002)    $     900
                                                      ---------     ---------    ---------     ---------     ---------
Diluted Earnings (Loss) per common share .........    $     .72     $     .12    $   (1.16)    $    (.89)    $     .27
                                                      =========     =========    =========     =========     =========
Diluted common shares outstanding ................        3,379         3,379        3,379         3,379         3,379
OTHER DATA:
Depreciation and amortization expense ............    $   1,579     $   1,940    $   1,952     $   1,913     $   1,840

                                                                   AS OF AUGUST 31,
                                            --------------------------------------------------------------
                                              1999          2000        2001          2002          2003
                                            ---------    ---------    ---------    ---------     ---------
BALANCE SHEET DATA:
Working Capital ........................    $  10,981    $  13,051    $   5,176    $  (3,513)    $   7,762
Total Assets ...........................       33,928       35,076       25,146       24,984        33,751
Current Portion of Long-Term Debt ......        1,889        1,984        1,876        3,855           639
Revolving Line of Credit ...............        2,032        5,080        3,143        6,500         5,982
Long-term Debt, less current portion ...        7,207        5,223        3,384           --         2,418
Common Stockholders' Equity ............       18,312       18,715       14,812       11,810        12,710

The following table is derived from the Company's Statement of Operations and sets forth, for the periods indicated, selected operating data as a percentage of sales.

                                                     FISCAL YEAR ENDED AUGUST 31,
                                                   ---------------------------------
                                                   1999    2000   2001    2002  2003
                                                   ----    ----   ----    ----  ----
STATEMENT OF OPERATIONS DATA:
Net Sales......................................    100%    100%   100%    100%  100%
Gross Profit (Loss)............................     26      15    (25)     (4)   10
Income (Loss) from Operations..................     17       7    (39)    (16)    5
Interest Expense...............................      1       4      6       5     2
Income (Loss) before Income Taxes..............     16       3    (45)    (21)    3
Federal Income Tax Expense (Benefit)...........      5       1    (13)     --    --
                                                   ---     ---    ---     ---   ---
Net Income (Loss) available for common shares..     11%      2%   (32%)   (21%)   3%
                                                   ===     ===    ===     ===   ===
OTHER DATA:
Depreciation and amortization expense..........      7%      8%    16%     14%    5%

QUARTERLY FINANCIAL DATA

The following is a condensed summary of quarterly results of operations for 2001, 2002 and 2003 (in thousands, except per share data):

                                                      NET INCOME          DILUTED
                                                       /(LOSS)     -----------------------
                                                      AVAILABLE    EARNINGS
                                GROSS     OPERATING      FOR        (LOSS)       COMMON
                               PROFIT/     INCOME/      COMMON       PER         SHARES
                   REVENUES    (LOSS)      (LOSS)       SHARES      SHARE      OUTSTANDING
                   --------   ---------   ---------   ----------   ---------   -----------
2001: First ....   $  4,592   $    265    $   (263)   $    (332)   $   (.10)      3,379
      Second ...      2,386     (1,346)     (1,667)      (1,243)       (.37)      3,379
      Third ....      2,302       (848)     (1,275)        (939)       (.28)      3,379
      Fourth ...      2,767     (1,133)     (1,507)      (1,390)       (.41)      3,379
                   --------   --------    --------    ---------    --------       -----
       Total ...   $ 12,047   $ (3,062)   $ (4,712)   $  (3,904)   $  (1.16)      3,379
                   ========   ========    ========    =========    ========       =====


2002: First ....   $  3,364   $   (182)   $   (648)   $    (818)   $   (.24)      3,379
      Second ...      3,452       (141)       (519)        (688)       (.20)      3,379
      Third ....      3,702        137        (304)        (453)       (.13)      3,379
      Fourth ...      3,532       (444)       (818)      (1,043)       (.32)      3,379
                   --------   --------    --------    ---------    --------       -----
       Total ...   $ 14,050   $   (630)   $ (2,289)   $  (3,002)   $   (.89)      3,379
                   ========   ========    ========    =========    ========       =====

2003: First ....   $  4,339   $    293    $    (29)   $    (189)   $   (.06)      3,379
      Second ...      8,304        869         453          231         .07       3,379
      Third ....      9,919      1,093         587          391         .12       3,379
      Fourth ...     11,522      1,121         676          467         .14       3,379
                   --------   --------    --------    ---------    --------       -----
       Total ...   $ 34,084   $  3,376    $  1,687    $     900    $    .27       3,379
                   ========   ========    ========    =========    ========       =====


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

GENERAL OVERVIEW

         The Company is a designer and manufacturer of large scale, complex stamping die systems used to form sheet metal parts. Most of the stamping die systems sold by the Company are used in the high-speed production of automobile and truck body parts such as doors, door frames, structural components and bumpers. A majority of the Company's sales are to DaimlerChrysler, Ford Motor Company, General Motors Corporation, Mercedes-Benz, BMW and their tier one suppliers of sheet metal stamped parts and assemblies.

CRITICAL ACCOUNTING POLICIES

         Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company's Financial Statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. The accounting policies that may involve a higher degree of judgment, estimates and complexity include revenue recognition using percentage of completion estimates and the assessment of asset impairments. The Company uses the following methods and assumptions in its estimates.

    - Revenue recognition - The Company recognizes revenue on time and material contracts utilizing the completed-contract method. Revenue is recognized on all other contracts utilizing the percentage-of-completion method. Under the completed-contract method, the contract is considered complete when all costs except for insignificant items have been incurred and the project has been approved by the customer. Under the percentage-of-completion method, estimated contract earnings are based on total estimated contract profits multiplied by the ratio of labor hours incurred to total estimated labor hours on the contract. Provisions for total estimated losses on contracts in process are recognized in the period such losses are determined. Changes in job performance, conditions and estimated profitability may result in revisions to costs and income and are recognized in the period such revisions are determined.

    - Net book value of long-lived assets - The Company periodically reviews the carrying value of its long-lived assets held and used. This review is performed using estimated future cash flows. If the carrying value of a long-lived asset is considered to be impaired, an impairment charge is recorded for the amount that the carrying value of the long-lived asset exceeds its fair value.

NEW ACCOUNTING STANDARDS

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's results of operations, liquidity, or financial condition.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation; however, it does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. The statement also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in the summary of significant accounting policies in annual and interim financial statements. The disclosure provisions of SFAS No. 148 were adopted on August 31, 2003. As allowed by SFAS No. 148, the Company has not adopted the fair value method of accounting for stock options.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has determined that its current accounting policy is consistent with SFAS No. 144.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and certain other identified intangibles. In addition, the statement includes provisions for the reassessment of the value and useful lives of existing recognized intangibles (including goodwill), reclassification of certain intangibles both in and out of the previously reported goodwill and the identification of reporting units for the purposes of assessing potential future impairments of goodwill and other intangibles. The Company adopted these standards effective September 1, 2002 and the adoption did not have a significant impact on the financial statements.

RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the Notes thereto included elsewhere herein.

FISCAL 2003 COMPARED TO FISCAL 2002

Revenue. Total revenue increased from approximately $14 million in 2002 to $34 million in 2003, an increase of 143%. This increase was a result of the Company receiving significant tooling programs for the Mercedes-Benz M Class sports utility vehicle and a new "crossover" vehicle yet to be introduced. The Company's customer for these vehicles is the Tier 1 supplier to Mercedes-Benz for these particular vehicles. For a portion of these tooling systems the Company is performing engineering services and manages certain die manufacturing subcontracted by the Company, with the Company being responsible for the engineering and performance of these tools. During fiscal 2003, the Company recorded approximately $9.4 million of outsourced revenue or 25% of total fiscal 2003 sales.

The Company's backlog of awarded contracts, which are all believed to be firm, was approximately $27 million and $24 million as of August 31, 2003 and 2002, respectively, an increase of 12.5%. The Company expects all backlog contracts will be reflected in sales during fiscal years ending August 31, 2004 and 2005. Despite the backlog, the Company continues to see a general "softness" in the overall domestic automotive tooling industry. The Company believes that such should improve in 2004 if the domestic automakers commit to increasing future new model restyling and support manufacturing such tooling systems utilizing domestic suppliers.

Cost of Goods Sold. Cost of goods sold increased from $14.7 million for 2002 to $30.7 million for 2003. However, as a percent of sales, cost of goods sold decreased from 104.5% for 2002 to 90.1% for 2003. Direct costs (materials and labor) increased by $14.6 million, from $6.8 million for 2002 to $21.4 million for 2003. Engineering expense increased by $815,500 from $1.6 million for 2002 to $2.3 million for 2003. Lastly, of the cost of goods sold, manufacturing overhead increased by $580,000 from $6.3 million for 2002 to $6.9 million for 2003. Additional details of these changes in cost of sales for 2002 and 2003 are as follows:

     - Direct materials expense increased from $2.4 million for 2002 to $6.4 million for 2003 and as a percent of sales from 16.8% to 18.8%. This increase was largely due to higher contract material requirements during 2003 as compared to 2002. Outside services expense increased from $923,000 for 2002 to $9.4 million for 2003 and as a percent of sales from 6.6% to 27.5%. This increase was largely due to the Company incurring $7.3 million of expense related to its outsourced revenue. The balance of the outside services expense was due to sales volumes and corresponding increases in outsourcing certain machining, die patterns, laser cutting, heat treat and outside design services.

     - Direct labor expense increased from $3.6 million for 2002 to $5.7 million for 2003. However, as a percent of sales, direct labor decreased from 25.5% to 16.7%. This change was a result of the Company incurring a 56% increase in direct labor hours, from 189,000 hours in 2002 to 294,000 in 2003. Of the total direct labor expense, regular or straight time increased by $909,000 however as a percent of sales, decreased from 20.1% for 2002 to 10.9% for 2003 due to increased sales volume. Overtime expense increased from $756,000 for 2002 to $1.9 million for 2003, however as a percent of sales, only increased from 5.4% for 2002 to 5.7% for 2003.

     - Engineering expense increased from $1.6 million, 11.1% of sales, for 2002 to $2.4 million, 7.0% of sales, for 2003. This 50% increase was due to the Company's increase in awarded contracts during 2003 and the

     Company increasing the number of engineering personnel necessary to fulfill the design and project management portions of the contracts.

     - Manufacturing overhead was $6.3 million or 44.9% of sales for 2002 as compared to $6.9 million or 20.2% of sales for 2003. During 2003, increases in manufacturing overhead were largely due to a $326,000 increase in vacation, holiday pay and payroll tax expenses and a $100,000 increase in medical insurance premiums. The decrease of approximately 50% of manufacturing overhead, as a percent of sales, was largely due to improved overhead absorption from sales increases.

Selling and Administrative Expense. Selling and administrative expense for 2003 remained consistent with 2002 at $1.7 million. As a percent of sales, selling and administrative expense decreased from 11.8% for 2002 to 5.0% for 2003 due to the increased sales volume. The largest selling and administrative expense increases for 2003 included: $124,000 in supervision salaries and $39,000 in directors and officers insurance premiums and director fees. These increases were offset by decreases in computer maintenance expense.

Interest Expense. Interest expense increased from $653,000 for 2002 to $779,000 for 2003. This increase was largely due to the Company incurring $230,000 of debt issuance and guarantees amortization expense during 2003. These costs were incurred in the Company's December 2002 refinancing.

FISCAL 2002 COMPARED TO FISCAL 2001

Revenue. Total revenue increased from approximately $12 million in 2001 to $14 million in 2002, an increase of 17%. This increase was a result of the market for foreign auto manufacturers tooling contract opportunities opening up to US-based tooling manufacturers. The Company received contracts, directly and indirectly, from Nissan and BMW during the twelve month period.

As of August 31, 2002, the Company's backlog was approximately $24 million as compared to $7 million at August 31, 2001. During the last quarters of 2002, the Company received a major contract (approximately $17 million) that should positively affect the Company's financial performance during the second quarter of fiscal 2003. The Company's results in 2002 continued to reflect the very competitive contract pricing market, which was mitigated by continuing the Company's strategy of bidding on contracts that would maintain contribution margin on contracts awarded to the Company. This combined with a continuation of the Company's cost containment initiatives enabled the Company to reduce negative margins by $2.3 million.

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

Direct labor expense decreased from $3.9 million in 2001 to $3.6 million in 2002 and as a percent of sales, from 32.4% to 26.3%. This decrease was a result of the Company incurring a 7% decrease in direct labor hours, from 204,000 hours in 2001 to 189,000 in 2002. Of the total direct labor expense, overtime expense decreased from $1.0 million in 2001 to $697,000 in 2002, a decrease of 33.3%. This decrease was a result of the Company having lower labor requirements during 2002.

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

Selling and Administrative Expense. Selling and administrative expense for 2002 remained consistent with 2001 at $1.6 million. As a percent of sales, selling and administrative expense decreased from 13.7% in 2001 to 11.8% in 2002. The largest selling and administrative expense increases in 2002 included: $45,000 in supervision and office salaries, $37,000 in computer maintenance, $34,000 legal & professional expense and $24,000 in employee training. These increases were offset by decreases of $45,000 in insurance expense, $43,000 in deferred compensation/401(K) expense, $30,000 in miscellaneous expenses, $12,000 in advertising expense and $20,000 in director fees.

Interest Expense. Interest expense decreased from $725,000 in 2001 to $653,000 in 2002 and, as a percent of sales, from 6.0% to 4.6%. This decrease was due to lower average debt levels and a decrease in interest rates during 2002.

FEDERAL INCOME TAX

The Company's effective income tax rates were a credit of 28%, 0% and 0% for the years ended August 31, 2001, 2002 and 2003, respectively. The Company had approximately $155,000 of alternative minimum tax credits as of August 31, 2003, the use of which does not expire, and federal net operating loss carryforwards of $3,691,900 which expire, if unused, in fiscal 2021 and 2022. The Company has a valuation allowance of $1,301,000 and $1,003,000 at August 31, 2002 and 2003, respectively, for net deferred tax assets which may not ultimately be realized.

LIQUIDITY AND CAPITAL RESOURCES

The Company's need for working capital increased during 2003 as a result of the increase in awarded contracts and the related revenue increase. The Company financed these needs through internally generated funds, bank financing and customer progress payments. During fiscal 2003, the Company used $586,000 of operational cash flow. This was largely generated as a result of an increase of $10.1 million in current assets funded largely by an increase of $9.2 million in trade accounts payable, accrued outsourced contracts payable and accrued liabilities. The Company utilized $414,000 in the acquisitions of assets. During 2003, the Company reduced its long-term debt by $1.3 million.

The Company anticipates less than $650,000 in capital expenditures for fiscal 2004. The Company believes its $27 million backlog and projected cash flow from operations together with its increased Revolving Line of Credit financing will be sufficient to finance the Company's operations in 2004.

The Company's total bank debt as of August 31, 2003, is $9,039,089, of which $638,756 is short-term. As of August 31, 2003, the Company has a $7.5 million Revolving Line of Credit with a balance outstanding of $5,982,360, and term notes with an aggregate outstanding balance of $3,056,729. The Revolving Line of Credit bears interest at the bank's prime rate plus 1.0 percent (an effective rate of 5.0% at August 31, 2003). The term notes include one note with a balance of $1,766,667 that bears interest at bank's prime rate plus 1.25 percent (an effective rate of 5.25% at August 31, 2003) and another note with a balance of $1,290,061 at a fixed rate of 11%. On November 24, 2003, the Company amended its loan agreement with its primary lender. Under such agreement the existing financing was extended to December 1, 2004 and the Revolving Line of Credit was increased from $7.5 million to $10 million.

The Company believes that the unused portion of its new credit line and the funds generated from operations, will be sufficient to cover anticipated cash needs through fiscal 2004. However, depending on the level of future sales, terms of such sales and cash flow of existing contracts, an expanded credit line may be necessary to finance increases in trade accounts receivable and contracts in process. The Company believes it will be able to obtain such expanded credit line, if required, on generally the same terms as the existing credit line. However the Company may be required to seek additional sources of funding, if necessary.

INFLATION

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

Not Applicable.

ITEM 8.           FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

         Board of Directors and Stockholders
         Riviera Tool Company
         Grand Rapids, Michigan

         We have audited the accompanying balance sheets of Riviera Tool Company as of August 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of Riviera Tool Company as of August 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

         DELOITTE & TOUCHE LLP

         Grand Rapids, Michigan
         November 26, 2003

                              Riviera Tool Company
                                 Balance Sheets

                                                                                               August 31
                                                                                    ---------------------------------
                                                                           Note          2002              2003
                                                                           ----     ---------------   ---------------
                             ASSETS
Current Assets
Cash...................................................................             $     2,337,743   $            --
Accounts receivable....................................................                   2,899,075         7,010,039
Costs in excess of billings on contracts in process....................     3             3,988,346        12,208,666
Inventories............................................................     4               250,569           248,559
Prepaid expenses and other current assets..............................                     184,313           294,143
                                                                                    ---------------   ---------------
         Total current assets..........................................                   9,660,046        19,761,407
                                                                                    ---------------   ---------------
Property, plant and equipment, net.....................................     5            14,471,879        13,046,289
Perishable tooling.....................................................                     548,606           617,722
Other assets...........................................................                     303,060           325,198
                                                                                    ---------------   ---------------
         Total assets..................................................             $    24,983,591   $    33,750,616
                                                                                    ===============   ===============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current portion of long-term debt......................................     6       $    10,354,499   $       638,756
Accounts payable.......................................................                   1,694,779         5,020,554
Accrued outsourced contracts payable...................................                          --         5,903,930
Accrued liabilities....................................................                     448,171           435,896
                                                                                    ---------------   ---------------
         Total current liabilities.....................................                  12,497,449        11,999,136

Long-term debt, net of current portion.................................     6                    --         8,400,333
Accrued lease expense..................................................     8               675,735           640,690
                                                                                    ---------------   ---------------
         Total liabilities.............................................                  13,173,184        21,040,159

Preferred stock -- no par value,
 $100 mandatory redemption value:

 Authorized-5,000 shares, Issued and outstanding- no shares............                          --                --
Preferred stock -- no par value,
 Authorized -- 200,000 shares
 Issued and outstanding -- no shares...................................                          --                --
Common stockholders' equity
  Common stock -- no par value,
    Authorized -- 9,798,575 shares
    Issued and outstanding -- 3,379,609 shares.........................                  15,115,466        15,115,466
  Retained deficit.....................................................                  (3,305,059)       (2,405,009)
                                                                                    ---------------   ---------------
         Total common stockholders' equity.............................                  11,810,407        12,710,457
                                                                                    ---------------   ---------------
Total liabilities and stockholders' equity.............................             $    24,983,591   $    33,750,616
                                                                                    ===============   ===============

                        See Notes to Financial Statements

                              Riviera Tool Company
                            Statements of Operations

                                                                    Year Ended August 31
                                                      ------------------------------------------------
                                                          2001              2002              2003
                                                      -------------    --------------   --------------
Sales .............................................   $  12,047,039    $  14,050,133    $  34,084,111
Cost of sales .....................................      15,109,065       14,680,398       30,707,447
                                                      -------------    -------------    -------------
Gross profit (loss) ...............................      (3,062,026)        (630,265)       3,376,664
Selling and administrative expenses ...............       1,649,558        1,658,849        1,689,192
                                                      -------------    -------------    -------------
Income (loss) from operations .....................      (4,711,584)      (2,289,114)       1,687,472
Other income (expense):
    Interest expense ..............................        (725,267)        (652,905)        (779,074)
    Other .........................................          (4,806)             726           (8,348)
    Loss on asset disposals .......................              --          (60,264)              --
                                                      -------------    -------------    -------------
Total other expense, net ..........................        (730,073)        (712,443)        (787,422)
                                                      -------------    -------------    -------------
Income (loss)-- before income tax benefit .........      (5,441,657)      (3,001,557)         900,050
                                                      -------------    -------------    -------------
Income tax benefit ................................      (1,538,000)              --               --
                                                      -------------    -------------    -------------
Net income (loss) available
 for common shares ................................   $  (3,903,657)   $  (3,001,557)   $     900,050
                                                      =============    =============    =============
Basic and Diluted earnings (loss)
per common share ..................................   $       (1.16)   $       (0.89)   $        0.27
                                                      =============    =============    =============
Basic and Diluted common shares outstanding........       3,379,609        3,379,609        3,379,609

                        See Notes to Financial Statements

                              Riviera Tool Company
                    Statements of Common Stockholders' Equity

                                         Common Stock               Retained          Total
                                    --------------------------      Earnings       Stockholders'
                                     Shares          Amount         (Deficit)         Equity
                                    ---------    -------------    --------------   -------------
Balance--September 1, 2000          3,379,609    $  15,115,466    $   3,600,155    $ 18,715,621
                                    ---------    -------------    -------------    ------------
Net loss........................           --               --       (3,903,657)     (3,903,657)
                                    ---------    -------------    -------------    ------------
Balance--August 31, 2001            3,379,609    $  15,115,466    $    (303,502)   $ 14,811,964
                                    ---------    -------------    -------------    ------------
Net loss........................           --               --       (3,001,557)     (3,001,557)
                                    ---------    -------------    -------------    ------------
Balance--August 31, 2002            3,379,609    $  15,115,466    $  (3,305,059)   $ 11,810,407
                                    ---------    -------------    -------------    ------------
Net income                                 --               --          900,050         900,050
                                    ---------    -------------    -------------    ------------
Balance--August 31, 2003            3,379,609    $  15,115,466    $  (2,405,009)   $ 12,710,457
                                    =========    =============    =============    ============

                        See Notes to Financial Statements

                              Riviera Tool Company
                            Statements of Cash Flows

                                                                            Year Ended August 31
                                                             ----------------------------------------------
                                                                  2001              2002            2003
                                                             -------------    --------------   ------------
Cash Flows from Operating Activities
 Net income (loss) .......................................   $  (3,903,657)   $  (3,001,557)   $     900,050
Adjustments to reconcile net income (loss) to net cash
from operating activities:
      Depreciation and amortization ......................       1,952,320        1,912,733        1,839,801
      Loss on disposal of machinery and equipment ........              --           60,264
      Deferred taxes .....................................      (1,538,000)              --               --
      Decrease (increase) in assets:
         Accounts receivable .............................       3,602,739          550,355       (4,110,964)
         Costs in excess of billings
              on contracts in process ....................       4,411,082          165,223       (8,220,320)
         Inventories .....................................          (2,302)          58,408            2,010
         Perishable tooling ..............................         (34,079)          24,216          (69,116)
         Federal income tax refundable ...................         673,897               --               --
         Prepaid expenses and other current assets .......          72,881          (87,024)        (109,830)
      Increase (decrease) in liabilities:
         Accounts payable ................................        (512,622)         796,567        3,325,775
         Accrued outsourced contracts payable ............              --               --        5,903,930
         Accrued lease expense ...........................           2,336          (16,359)         (12,275)
         Accrued liabilities .............................         (92,682)         106,164          (35,045)
                                                             -------------    -------------    -------------
         Cash flows from (used in) operating
              Activities .................................       4,631,913          568,990         (585,984)
                                                             -------------    -------------    -------------
Cash Flows from Investing Activities
  (Increase) decrease in other assets ....................          75,000         (167,290)         (22,138)
  Purchases of property, plant and equipment .............        (653,090)        (298,817)        (414,211)
                                                             -------------    -------------    -------------
          Net cash used in investing activities ..........        (578,090)        (466,107)        (436,349)
                                                             -------------    -------------    -------------
Cash Flows from Financing Activities
  Net borrowings (repayments) on revolving credit line ...      (1,937,229)       3,357,210         (517,640)
  Proceeds from issuance of long-term debt ...............              --          470,560               --
  Principal payments on long-term debt ...................      (1,947,572)      (1,875,631)        (797,770)
                                                             -------------    -------------    -------------
     Cash flows from (used in) financing activities ......      (3,834,801)       1,952,139       (1,315,410)
                                                             -------------    -------------    -------------
Net increase (decrease) in cash ..........................         169,022        2,055,022       (2,337,743)
                                                             -------------    -------------    -------------
Cash -- beginning of year ................................         113,699          282,721        2,337,743
Cash -- end of year ......................................   $     282,721    $   2,337,743    $          --
                                                             =============    =============    =============
Interest paid ............................................   $     764,215    $     581,915    $     788,496
Income taxes refunded ....................................         731,957           25,000               --

                        See Notes to Financial Statements

                              Riviera Tool Company
                          Notes to Financial Statements

NOTE 1 -- NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS.

     Riviera Tool Company (the "Company") designs, develops and manufactures custom and complex large scale metal stamping die systems used in the high-speed production of sheet metal stamped parts and assemblies for the automotive industry. These systems are mainly sold to DaimlerChrysler, Ford Motor Company, General Motors Corporation, Mercedes-Benz, BMW and their tier one suppliers of sheet metal stamped parts and assemblies.

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

SIGNIFICANT ESTIMATES.

     The most significant estimates made by the Company are in the determination and recognition of revenue on contracts in process. Management's best estimates of costs to complete are based on costs incurred, engineers' cost projections, experience with customers or particular die systems and other analyses. Although management's estimates are not expected to materially change in the near term, the costs the Company could ultimately incur could differ from the amounts estimated.

REVENUE RECOGNITION.

     The Company recognizes revenue on time and material contracts utilizing the completed-contract method. Revenue is recognized on all other contracts utilizing the percentage-of-completion method. Under the completed-contract method, the contract is considered complete when all costs have been incurred and the project has been approved by the customer. Under the percentage-of-completion method estimated contract earnings are based on total estimated contract profits multiplied by the ratio of labor hours incurred to total estimated labor hours on the contract. Provisions for total estimated losses on contracts in process are recognized in the period such losses are determined. Changes in job performance, conditions and estimated profitability may result in revisions to costs and income and are recognized in the period such revisions are determined.

ACCOUNTS RECEIVABLE.

     As of August 31, 2002 and 2003, the Company had no reserve for uncollectible accounts receivable and had $23,659 and $361,144 of unbilled accounts receivable (completed contracts for which revenue earned exceeds amounts billed), respectively.

INVENTORIES.

     Inventories are recorded at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT.

     Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the useful life of the asset for financial reporting purposes as follows:

                              Riviera Tool Company
                          Notes to Financial Statements

NOTE 1 -- NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

PROPERTY, PLANT AND EQUIPMENT - CONTINUED

ASSET                                                 USEFUL LIVES
-----                                                 ------------
-    Leasehold Improvements......................        7-20
-    Office Furniture and Fixtures...............        3-10
-    Machinery and Equipment.....................        5-20
-    Computer Equipment and Software.............        5-20
-    Transportation Equipment....................        5-10

     Expenditures for maintenance and repairs are charged to expense as incurred. The Company capitalizes interest cost associated with construction in process. The amount of capitalized interest was $21,572, $6,703 and $0 in 2001, 2002 and 2003, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS.

     The Company reviews and evaluates long-lived assets for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset's carrying amount, a discounted cash flow model is utilized to determine the impairment loss to be recorded. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, less cost to sell.

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

STOCK-BASED COMPENSATION.

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation," and as permitted by this standard, will continue to apply the recognition and measurement principles prescribed under Accounting Principles Board Opinion No, 25, "Accounting for Stock Issued to Employees", to its stock-based compensation (see Note 10). No stock-based compensation cost is reflected in net income (loss), as all options granted under its plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the Company applied the fair value recognition principles of SFAS No. 123, there would be no impact on net income (loss) as of August 31, 2001, 2002 and 2003.

                              Riviera Tool Company
                          Notes to Financial Statements

NOTE 1 -- NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

BUSINESS SEGMENT REPORTING.

     Based on the nature of its operations and products, the Company considers its business to be a single operating segment.

NEW ACCOUNTING STANDARDS.

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's results of operations, liquidity, or financial condition.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation; however, it does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. The statement also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in the summary of significant accounting policies in annual and interim financial statements. The disclosure provisions of SFAS No. 148 were adopted on August 31, 2003. As allowed by SFAS No. 148, the Company has not adopted the fair value method of accounting for stock options.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has determined that its current accounting policy is consistent with SFAS No. 144.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and certain other identified intangibles. In addition, the statement includes provisions for the reassessment of the value and useful lives of existing recognized intangibles (including goodwill), reclassification of certain intangibles both in and out of the previously reported goodwill and the identification of reporting units for the purposes of assessing potential future impairments of goodwill and other intangibles. The Company adopted these standards effective September 1, 2002 and the adoption did not have a significant impact on the financial statements.

                              Riviera Tool Company
                          Notes to Financial Statements

NOTE 2 -- SALES TO MAJOR CUSTOMERS

The nature of the Company's business is such that a limited number of customers comprise a majority of its business in any given year, even though the specific customers will differ from year to year. The following table summarizes the Company's sales to those customers, which represent more than 10% of the annual sales, in the particular year presented, of the Company (in 000's):

                                                                 AUGUST 31
                                            ------------------------------------------------------
                                               2001       %        2002      %       2003       %
                                            ----------   ---    ---------   ---    ---------   ---
Oxford Automotive.......................    $       --    --    $   1,235     9    $  19,152    56%
DaimlerChrysler AG......................         2,588    21          905     6        1,925     6%
General Motors..........................         3,975    33        8,486    60          450     1%
Autodie International...................         1,871    16           --    --           --    --
Dana Corporation........................         1,563    13           --    --           --    --
Budd Company............................         1,135     9          109     1          165     1%
L & W Engineering.......................            --    --          183     1           --    --
Others..................................           915     8        3,132    23       12,392    36%
                                            ----------   ---    ---------   ---    ---------   ---
     Total Sales........................    $   12,047   100%   $  14,050   100%   $  34,084   100%
                                            ==========   ===    =========   ===    =========   ===

Outstanding account receivables from three of these customers represented approximately 80 percent and 78 percent at August 31, 2002 and 2003 of the total accounts receivable, respectively.

NOTE 3 -- COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:

                                                                                            AUGUST 31
                                                                                 -------------------------------
                                                                                     2002             2003
                                                                                 =============    ==============
Costs incurred on contracts in process under the
  percentage-of-completion method............................................    $  11,248,868    $   26,836,205
Estimated gross (loss)/profit................................................         (670,000)        3,000,000
                                                                                 -------------    --------------
     Total...................................................................       10,578,868        29,836,205
Less progress payments received and progress billings to date................        6,682,206        17,627,539
Plus costs incurred on contracts in process under
 the completed contract method...............................................           91,682                --
                                                                                 -------------    --------------
        Costs in excess of billings on contracts in process..................    $   3,988,346    $   12,208,666
                                                                                 =============    ==============

Included in estimated gross loss for 2002 and 2003 are contracts with estimated losses accrued of $973,985 and $532,665, respectively.

NOTE 4-- INVENTORIES

Inventories consist of the following:

                                                                                      AUGUST 31
                                                                             ---------------------------
                                                                                 2002           2003
                                                                             ------------    -----------
Raw material stock.......................................................    $    146,303    $   131,929
Small tools and supplies.................................................         104,266        116,630
                                                                             ------------    -----------
         Total...........................................................    $    250,569    $   248,559
                                                                             ============    ===========

                              Riviera Tool Company
                          Notes to Financial Statements

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                                                        AUGUST 31
                                                                             -------------------------------
                                                                                  2002              2003
                                                                             --------------    -------------
  Leasehold improvements................................................     $    1,367,908    $   1,367,908
  Office furniture and fixtures.........................................            157,868          164,417
  Machinery and equipment...............................................         22,353,184       22,369,833
  Computer equipment and software.......................................          2,119,363        2,351,580
  Transportation equipment..............................................             61,919           61,919
  Construction in process...............................................              1,399          160,195
                                                                             --------------    -------------
     Total cost.........................................................         26,061,641       26,475,852
  Accumulated depreciation and amortization.............................         11,589,762       13,429,563
                                                                             --------------    -------------
     Property, plant and equipment, net.................................     $   14,471,879    $  13,046,289
                                                                             ==============    =============

Depreciation & amortization expense.....................................     $    1,912,733    $   1,839,801
                                                                             ==============    =============

NOTE 6 -- LONG-TERM DEBT

The Company's long-term debt, which is subject to certain covenants discussed below, consists of the following:

                                                                                                   AUGUST 31,
                                                                                         ------------------------------
                                                                                             2002            2003
                    REVOLVING WORKING CAPITAL CREDIT LINE

The revolving working capital credit line is collateralized by substantially all assets of the Company and provides for borrowing, subject to certain collateral requirements up to $10 million. The agreement requires a commitment fee of .25%
per annum on the average daily unused portion of the revolving credit line. The credit line is due December 1, 2004, and bears interest, payable monthly, at
1.0% above the bank's prime rate (as of August 31, 2003, an effective rate of
5.0%).................................................................................   $         --   $     5,982,360

Credit line paid & terminated on December 23, 2002....................................      6,500,000

                           NOTES PAYABLE TO BANKS

Note payable to bank, payable in monthly installments of $33,334, plus interest at the bank's prime rate plus 1.25% (as of August 31, 2003, an
effective rate of 5.25%), due December 1, 2004........................................             --         1,766,667

Subordinated note payable to bank, payable in monthly installments of $31,000,
including interest at 11%, due January 1, 2008........................................             --         1,290,062

Note payable to bank, paid on December 23, 2002.......................................      1,611,092                --

Note payable to bank, paid on December 23, 2002.......................................        416,667                --

                   NON-REVOLVING EQUIPMENT LINE OF CREDIT

Equipment line of credit, paid on December 23, 2002...................................      1,826,740                --
                                                                                         ------------   ---------------
           Total debt.................................................................     10,354,499         9,039,089
                                                                                         ------------   ---------------
           Less current portion of long-term debt.....................................     10,354,499           638,756
                                                                                         ------------   ---------------
           Long-term debt -- Net......................................................   $         --   $     8,400,333
                                                                                         ============   ===============

                              Riviera Tool Company
                          Notes to Financial Statements

NOTE 6 -- LONG-TERM DEBT- CONTINUED

Minimum scheduled principal payments on long-term debt to maturity as of August 31, 2003, are as follows:

2004.....................................................    $     638,756
2005.....................................................        7,616,332
2006.....................................................          298,949
2007.....................................................          334,339
2008.....................................................          150,713
                                                             -------------
                    Total................................    $   9,039,089
                                                             =============

On November 24, 2003, the Company amended its loan agreement with its primary lender. Under such agreement the existing financing was extended to December 1, 2004 and the Revolving Line of Credit was increased from $7.5 million to $10.0 million.

Under the new loan agreement, the Company is required to maintain certain levels of Tangible Effective Net Worth, Debt to Tangible Net Worth and Debt Service Coverage. At August 31, 2003, the Company was in compliance with these new covenants.

Under the loan agreement and new loan agreement the Company provided its senior lender with certain individuals who provided personal guarantees as additional collateral. The Company incurred $205,000 for debt issuance and guarantees on November 24, 2003 associated with the new loan agreement. These costs will be amortized over the term of the financing. The Company also incurred approximately $306,500 in debt issuance and guarantee fee costs in 2003. During fiscal 2003, the Company amortized approximately $230,000 of such costs. The estimated fair value of the Company's notes payable and long-term debt approximates its carrying amount. The weighted average interest rates for fiscal 2001, 2002 and 2003 were 7.4%, 6.7% and 6.5%, respectively.

NOTE 7 -- FEDERAL INCOME TAXES

The provision for federal income taxes is as follows:

                                                                            AUGUST 31
                                                             ------------------------------------
                                                                 2001          2002       2003
                                                             ------------    --------   ---------
Current expense..........................................    $         --    $     --   $      --
Deferred expense (benefit)...............................      (1,538,000)         --          --
                                                             ------------    --------   ---------
              Income tax expense (benefit)...............    $ (1,538,000)   $     --   $      --
                                                             ============    ========   =========

The difference between the federal statutory tax rate and the Company's effective rate was:

                                                                            AUGUST 31
                                                                  ----------------------------
                                                                    2001      2002       2003
                                                                  -------   --------    ------
Federal statutory tax rate.....................................   (34.0%)    (34.0%)     34.0%
Effect of valuation allowance..................................     5.8%      34.0%     (36.0%)
Other items....................................................      --         --        2.0%
                                                                  -----      -----     ------
          Effective tax rate...................................   (28.2%)       --         --
                                                                  =====      =====     ======

The details of the net deferred tax liability are as follows:

                                                                                 AUGUST 31
                                                                    -------------------------------
                                                                         2002                 2003
                                                                    ------------     --------------
Deferred tax liabilities:
  Depreciation.................................................     $ (3,128,313)    $   (3,148,943)
                                                                    ------------     --------------
Deferred tax assets:
  Alternative minimum tax credit carryforward..................          155,150            164,000
  Accrued lease expense........................................          229,750            217,835
  Deferred compensation and other items........................           57,555             78,208
  Net operating loss carryforward..............................        3,986,858          3,691,900
                                                                    ------------     --------------

              Total deferred tax assets........................        4,429,313          4,153,943
                                                                    ------------     --------------
Valuation allowance recognized for deferred tax assets.........       (1,301,000)        (1,003,000)
                                                                    ------------     --------------
              Net deferred tax liability.......................     $         --     $           --
                                                                    ============     ==============

The net operating loss carryforward arising in fiscal 2001 and 2002 will expire, if unused, in fiscal 2021 and 2022, respectively.

                              Riviera Tool Company
                          Notes to Financial Statements

NOTE 8 -- OPERATING LEASES

On June 26, 2003, the Company renegotiated its operating lease for its manufacturing and office facilities. The new noncancellable lease begins November 1, 2003 and expires on October 31, 2018. The agreement provides for annual lease payments plus an escalation of approximately $.14 per square foot for the lease term. The Company has an option to renew this lease for an additional 10-year term at a rate based upon the then prevailing market rates for similar-type properties.

Generally accepted accounting principles require that rent expense related to this type of lease be recognized ratably over the term of the lease. The difference between the rent payments made and the amount of expense recognized has been recorded as accrued lease expense (a liability). For the year ended August 31, 2001, the lease expense exceeded cash payments made by $2,335. For the years ended August 31, 2002 and 2003 the cash payments made exceeded the lease expense by $16,359 and $35,045.

The Company has various operating leases, including the noncancellable operating lease noted above, for facilities that expire during the next 15 years. Rent expense under these leases for the years ended August 31, 2001, 2002 and 2003 amounted to $1,053,118, $1,075,186 and $1,120,250, respectively.

The following is a schedule of future minimum rent payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of August 31, 2003.

                                                    LEASE
                                                   PAYMENTS
                                                -------------
2004.....................................       $   1,009,605
2005.....................................             981,298
2006.....................................             988,411
2007.....................................           1,013,135
2008.....................................           1,039,332
2009 and after...........................          12,151,444
                                                -------------
    Total minimum payments required......       $  17,183,225
                                                =============

NOTE 9 -- RETIREMENT PLANS

The Company has a profit-sharing plan that covers substantially all employees. The plan includes a 401(k) deferred-compensation option. The plan, as established, allows for discretionary contributions as determined annually by the Company's Board of Directors. No discretionary contribution was made for the years-ended August 31, 2001, 2002, and 2003. The Company also matches and contributes up to 15 percent of the employees' contributions, up to 2% of an employee's annual wage. Effective January 1, 2002, the Company, until further notice, suspended its matching share of the employees contribution. The Company's matching contributions to the plan for the years ended August 31, 2001, 2002 and 2003, amounted to $74,759, $31,324 and $0, respectively.

NOTE 10 -- STOCK OPTION PLANS

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

NOTE 10 -- STOCK OPTION PLANS - CONTINUED

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

As permitted by SFAS No. 123, "Accounting for Stock-based Compensation," the Company continues to apply the provisions of Accounting Principles Board Opinion No. 25 which recognizes compensation expense under the intrinsic value method. The compensation cost, estimated under the fair value-based method defined in SFAS No. 123, was not significant.

A summary of the status of the Option Plan and Key Option Plan during the years' presented is as follows (no stock options were granted previous to fiscal 1999 under the 1996 Stock Option Plan and the 1998 Key Employee Stock Option Plan):

                                                                                            Weighted Average
                                                                           Shares            Exercise Price
                                                                           -------          ----------------
                1996 STOCK OPTION PLAN, AS AMENDED

                       Outstanding at end of year, August 31, 1999          45,000               $6.625
                                                                           =======               ======
Fiscal Year Ended August 31, 2000
Stock options granted...............................................        75,000               $ 3.75
                                                                           -------               ------
                       Outstanding at end of year, August 31, 2000         120,000               $ 4.82
                                                                           =======               ======
Fiscal Year Ended August 31, 2001
Stock options granted...............................................            --                   --
                                                                           -------               ------
                       Outstanding at end of year, August 31, 2001         120,000               $ 4.82
                                                                           =======               ======
Fiscal Year Ended August 31, 2002
Stock options granted...............................................            --                   --
                                                                           -------               ------
                       Outstanding at end of year, August 31, 2002         120,000               $ 4.82
                                                                           =======               ======
Stock options granted...............................................            --                   --
                                                                           -------               ------
                       Outstanding at end of year, August 31, 2003         120,000               $ 4.82
                                                                           =======               ======

               1998 KEY EMPLOYEE STOCK OPTION PLAN

                       Outstanding at end of year, August 31, 1999          54,000               $6.625
                                                                           -------               ------
Fiscal Year Ended August 31, 2000
Stock options granted...............................................        53,000               $ 3.75
                                                                           -------               ------
                       Outstanding at end of year, August 31, 2000         107,000               $ 5.20
                                                                           -------               ------
Fiscal Year Ended August 31, 2001
Stock options granted...............................................            --                   --
Stock options forfeited.............................................        (5,000)              $6.625
Stock options forfeited.............................................        (5,000)              $ 3.75
                                                                           -------               ------
                       Outstanding at end of year, August 31, 2001          97,000               $ 5.20
                                                                           -------               ------
Fiscal Year Ended August 31, 2002
Stock options granted...............................................            --                   --
                                                                           -------               ------
                       Outstanding at end of year, August 31, 2002          97,000               $ 5.20
                                                                           -------               ------
Fiscal Year Ended August 31, 2003
Stock options granted...............................................            --                   --
Stock options forfeited.............................................        (2,000)              $ 3.75
Stock options forfeited.............................................        (2,000)              $6.625
                                                                           -------               ------
                       Outstanding at end of year, August 31, 2003          93,000               $ 5.20
                                                                           -------               ------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

ITEM 9A.          CONTROLS AND PROCEDURES

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

         The Company made no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officers. While the Chief Executive and Chief Financial Officers of the Company believe that the Company's existing disclosure controls and procedures have been effective to accomplish its objectives, the Chief Executive and Chief Financial Officers of the Company intend to examine, refine, and formalize our disclosure controls and procedures and monitor ongoing developments.

         Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company's periodic reports.

                                    PART III

ITEM 10.          EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

         Information with respect to Directors, Executive Officers, Beneficial Owners and the Company's Code of Ethics may be found under the captions "Directors and Executive Officers" and "Section 16(A) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held December 17, 2003 (the "Proxy Statement") and such information is incorporated herein by reference.

         The Company, on November 3, 2003, adopted a Code of Ethics that applies to all directors, officers and employees, including its Principal Executive Officer, and its principal financial officer and controller or principal accounting officer, or persons performing similar functions. A copy of the Company's Code of Ethics is filed with this report.

ITEM 11.          EXECUTIVE COMPENSATION

         Information with respect to Directors and Executive Officers Compensation may be found under the captions "Compensation of Directors and Executive Officers" in the Company's Proxy Statement and such information is incorporated herein by reference.

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

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information with respect to Principal Accounting Fees and Services is contained under the caption "Principal Accounting Fees and Services" in the Company's Proxy Statement and such information is incorporated herein by reference.

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K.

(a)      The following documents are filed as a part of this report:

         1. Financial Statements - The Consolidated Financial Statements of Riviera Tool Company in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

         2.       Exhibits

           10(ee)    Company Code of Ethics adopted November 3, 2003

           10(ff) First Amendment to Line of Credit and Term Note Agreement between Registrant and Comerica Bank, dated November 24, 2003.

             21      Subsidiaries - None

            31.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Sec. 302

            31.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Sec. 302

            32.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Sec. 906

            32.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Sec. 906

(b) Reports on Form 8-K- No Reports were filed on Form 8-K in the last quarter of the Fiscal Year ended August 31, 2003.

                  None.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 1, 2003                 RIVIERA TOOL COMPANY

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

                                        By: /s/ Peter C. Canepa
                                            -------------------
                                            Peter C. Canepa, Principal Financial
                                            and Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 1st day of December, 2003, by the following persons on behalf of the Company and in the capacities indicated.

         Each Director of the Company whose signature appears below hereby appoints Kenneth K. Rieth and Peter C. Canepa, and each of them individually, as his attorney-in-fact to sign in his name and on his behalf as a Director of the Company, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ Leonard H. Wood                                  /s/ Kenneth K. Rieth
-------------------                                  --------------------
Leonard H. Wood, Director                            Kenneth K. Rieth, Director

/s/ Thomas H. Highley                                /s/ Jay S. Baron
----------------------                               ----------------
Thomas H. Highley, Director                          Jay S. Baron, Director

                               10-K EXHIBIT INDEX

EXHIBIT NO.                                DESCRIPTION
  10(ee)           Company Code of Ethics adopted November 3, 2003

  10(ff) First Amendment to Line of Credit and Term Note Agreement between Registrant and Comerica Bank, dated November 24,
                   2003.

    21             Subsidiaries - None

   31.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Sec. 302

   31.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Sec. 302

   32.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Sec. 906

   32.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Sec. 906