Form 10-Q
period 2003-11-30
RIVIERA TOOL CO
filed 2004-01-14
CIK 1018349

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to___________________

                          Commission file no. 001-12673

                              RIVIERA TOOL COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Michigan                                        38-2828870
------------------------------              -----------------------------------
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

                                 Yes X       No
                                    ---

There were 3,379,609 shares of the Registrant's common stock outstanding as of January 11, 2004.



                                                  PART I
                                         FINANCIAL INFORMATION
                                                  INDEX

                                                                                                                     Page No.
Item 1.         Financial Statements

                Balance Sheets as of November 30, 2003 and August 31, 2003........................................      3

                Statements of Operations for the Three Months Ended November 30, 2003 and 2002....................      4

                Statements of Cash Flows for the Three Months Ended November 30, 2003 and 2002....................      5

                Notes to Financial Statements.....................................................................      6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations.............      9

Item 3.         Quantitative and Qualitative Disclosures about Market Risk........................................     10

Item 4.         Controls and Procedures...........................................................................     10

                                                  PART II
                                             OTHER INFORMATION
                                                   INDEX

Item 5.         Other Information  ...............................................................................     11

Item 6.         Exhibits and Reports on Form 8 - K................................................................     11

                Signatures........................................................................................     11

                Exhibits

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                                                     --------------------------------------------
                                                                                         NOVEMBER 30,              AUGUST 31,
                                  ASSETS                                                     2003                     2003
                                  ------                                             ---------------------    ---------------------
CURRENT ASSETS                                                               NOTE        (UNAUDITED)               (AUDITED)
--------------                                                               ----    ---------------------    ---------------------
  Cash....................................................................            $           1,200        $      --
  Accounts receivable.....................................................                    3,445,947                7,010,039
  Costs in excess of billings on contracts in process.....................    2              11,309,669               12,208,666
  Inventories.............................................................                      248,559                  248,559
  Prepaid expenses and other current assets...............................                      270,747                  294,143
                                                                                       -----------------        -----------------
            Total current assets..........................................                   15,276,122               19,761,407

PROPERTY, PLANT AND EQUIPMENT, NET........................................    3              12,749,483               13,046,289
PERISHABLE TOOLING........................................................                      623,655                  617,722
OTHER ASSETS..............................................................                      347,660                  325,198
                                                                                       -----------------        -----------------
            Total assets..................................................            $      28,996,920        $      33,750,616
                                                                                       =================        =================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt.......................................    4       $         657,030        $         638,756
  Accounts payable........................................................                    3,272,463                5,020,554
  Accrued outsourced contracts payable....................................                    6,730,341                5,903,930
  Accrued liabilities.....................................................                      668,106                  435,896
                                                                                       -----------------        -----------------
            Total current liabilities.....................................                   11,327,940               11,999,136

LONG-TERM DEBT............................................................    4               4,054,854                8,400,333
ACCRUED LEASE EXPENSE.....................................................                      665,740                  640,690
                                                                                       -----------------        -----------------
            Total liabilities.............................................                   16,048,534               21,040,159
                                                                                       -----------------        -----------------

PREFERRED STOCK - no par value, $100 mandatory redemption value:
       Authorized - 5,000 shares
       Issued and outstanding - no shares.................................                           --                       --

STOCKHOLDERS' EQUITY:
  Preferred stock - no par value,
     Authorized - 200,000 shares
     Issued and outstanding - no shares...................................                           --                       --
  Common stock - No par value:
     Authorized - 9,785,575 shares
     Issued and outstanding - 3,379,609 shares
     at November 30 and August 31, 2003...................................                   15,115,466               15,115,466
  Retained deficit........................................................                  (2,167,080)              (2,405,009)
                                                                                       -----------------        -----------------
            Total stockholders' equity....................................                   12,948,386               12,710,457
                                                                                       -----------------        -----------------
Total liabilities and stockholders' equity................................            $      28,996,920      $        33,750,616
                                                                                       =================        =================

                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                               FOR THE THREE MONTHS ENDED
                                                                                       NOVEMBER 30
                                                                            -------------------------------------
                                                                                 2003                 2002
                                                                            ----------------     ----------------

SALES..................................................................  $        8,310,761   $        4,338,602
COST OF SALES..........................................................           7,460,817            4,045,265
                                                                            ----------------     ----------------

      GROSS PROFIT.....................................................             849,944              293,337

SELLING AND ADMINISTRATIVE EXPENSES....................................             403,487              321,893
                                                                            ----------------     ----------------
      INCOME/(LOSS) FROM OPERATIONS....................................             446,457             (28,556)

OTHER EXPENSE
   INTEREST EXPENSE....................................................             208,528              157,451
   OTHER EXPENSE.......................................................                  --                2,907
                                                                            ----------------     ----------------
      TOTAL OTHER EXPENSE..............................................             208,528              160,358

INCOME/(LOSS) BEFORE INCOME TAX
 EXPENSE/(BENEFIT).....................................................             237,929            (188,914)
                                                                            ----------------     ----------------

INCOME TAX EXPENSE.....................................................                   --                   --
                                                                            ----------------     ----------------
NET INCOME/(LOSS) AVAILABLE
 FOR COMMON SHARES.....................................................  $          237,929  $         (188,914)
                                                                            ================     ================

BASIC AND DILUTED INCOME/(LOSS)
 PER COMMON SHARE......................................................  $              .07   $            (.06)
                                                                            ================     ================

BASIC AND DILUTED COMMON SHARES OUTSTANDING............................           3,379,609            3,379,609
                                                                            ================     ================

                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        FOR THE THREE MONTHS ENDED
                                                                                               NOVEMBER 30,
                                                                                -------------------------------------------
                                                                                      2003                     2002
                                                                                ------------------      -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                                              $       237,929         $      (188,914)
  Adjustments to reconcile net income/(loss) to net
   cash from operating activities:
      Depreciation and amortization                                                      421,600                 460,482
      (Increase) decrease in assets:
         Accounts receivable                                                           3,564,092              (4,904,537)
         Costs in excess of billings on contracts in process                             898,997               2,650,045
         Perishable tooling                                                               (5,933)                    151
         Prepaid expenses and other current assets                                        23,396                  10,940
      Increase (decrease) in liabilities:
         Accounts payable                                                             (1,748,091)               (116,839)
         Accrued outsourced contracts payable                                            826,411                      --
         Accrued lease expense                                                            25,050                  (8,761)
         Accrued liabilities                                                             232,210                 117,543
                                                                                 ---------------         ---------------
Net cash provided from/(used in) operating activities                            $     4,475,661         $    (1,979,890)
                                                                                 ---------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in other assets                                                               (22,462)                (22,138)
  Additions to property, plant and equipment                                            (124,794)                 (2,224)
                                                                                 ---------------         ---------------
Net cash used in investing activities                                            $      (147,256)        $       (24,362)
                                                                                 ---------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments on revolving credit line                                             (4,170,053)                     --
  Principal payments on notes payable to bank
   and non-revolving equipment line of credit                                           (157,152)               (333,491)
                                                                                 ---------------         ---------------
Net cash used in financing activities                                            $    (4,327,205)        $      (333,491)
                                                                                 ---------------         ---------------

NET INCREASE/(DECREASE) IN CASH                                                  $         1,200         $    (2,337,743)
                                                                                 ---------------         ---------------

CASH - Beginning of Period                                                                    --               2,337,743
                                                                                 ---------------         ---------------

CASH - End of Period                                                             $         1,200         $            --
                                                                                 ===============         ===============


                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003

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

In the opinion of management, the Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly such information in accordance with generally accepted accounting principles. These Financial Statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K dated December 1, 2003, for the fiscal year ended August 31, 2003.

The results of operations for the three-month period ended November 30, 2003 may not be indicative of the results to be expected for the full year.

NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:

                                                                                     NOVEMBER 30,             AUGUST 31,
                                                                                        2003                     2003
                                                                                    ------------            ------------

Costs incurred on contracts in process under the percentage of
completion method .......................................................           $ 31,313,135            $ 26,836,205
Estimated gross  profit .................................................              3,700,000               3,000,000
                                                                                    ------------            ------------
        Total ...........................................................             35,013,135              29,836,205
Less progress payments received and progress billings to date ...........            (23,715,583)            (17,627,539)
Plus costs incurred on contracts in process
under the completed contract method .....................................                 12,117                      --
                                                                                    ------------            ------------

Costs in excess of billings on contracts in process .....................           $ 11,309,669            $ 12,208,666
                                                                                    ============            ============


Included in estimated gross profit for November 30, 2003 and August 31, 2003 are jobs with losses accrued of $1,569,279 and $532,665, respectively.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

                                                                                      NOVEMBER 30,             AUGUST 31,
                                                                                         2003                    2003
                                                                                    ---------------         ---------------
Leasehold improvements .....................................................        $     1,367,908         $     1,367,908
Office furniture and fixtures ..............................................                166,013                 164,417
Machinery and equipment ....................................................             22,376,218              22,369,833
Construction in Process ....................................................                276,454                 160,195
Computer equipment and software ............................................              2,352,134               2,351,580
Transportation equipment ...................................................                 61,919                  61,919
                                                                                    ---------------         ---------------
     Total cost ............................................................             26,600,646              26,475,852
Accumulated depreciation and amortization ..................................             13,851,163              13,429,563
                                                                                    ---------------         ---------------
     Net carrying amount ...................................................        $    12,749,483         $    13,046,289
                                                                                    ===============         ===============

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003


NOTE 4 - LONG-TERM DEBT

The Company's long-term debt, which is subject to certain covenants discussed below, consists of the following:


                                                                                     NOVEMBER 30,          AUGUST 31,
                                                                                        2003                  2003
                                                                                   ---------------     ----------------
                    REVOLVING WORKING CAPITAL CREDIT LINE
                    -------------------------------------
The revolving working capital credit line is collateralized by substantially all assets of the Company and provides for borrowing, subject to certain collateral requirements up to $10 million. The agreement requires a commitment fee of .25%
per annum on the average daily unused portion of the revolving credit line. The credit line is due December 1, 2004, and bears interest, payable monthly, at
1.0% above the bank's prime rate (as of November 30 and August 31, 2003, an
effective rate of 5.0%).........................................................    $    1,812,307     $      5,982,360

                           NOTES PAYABLE TO BANKS
                           ----------------------

Note payable to bank, payable in monthly installments of $33,334, plus interest at the bank's prime rate plus 1.25% (as of November 30 and August 31, 2003, an
effective rate of 5.25%), due December 1, 2004..................................         1,666,667            1,766,667

Subordinated  note  payable  to bank,  payable  in  monthly  installments  of
$31,000, including interest at 11%, due January 1, 2008.........................         1,232,910            1,290,062
                                                                                   ---------------     ----------------

           Total debt...........................................................         4,711,884            9,039,089
           Less current portion of long-term debt...............................           657,030              638,756
                                                                                   ---------------     ----------------
           Long-term debt-- Net.................................................   $     4,054,854     $      8,400,333
                                                                                   ===============     ================


On November 24, 2003, the Company executed a new loan agreement with its primary lender. Under such agreement the existing financing was extended to December 1, 2004 and the Revolving Line of Credit was increased from $7.5 million to $10.0 million. Under the new loan agreement, the Company is required to maintain certain levels of Tangible Effective Net Worth, Debt to Tangible Net Worth and Debt Service Coverage. At November 30, 2003, the Company was in compliance with these new covenants.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Statement of Operations as a percentage of sales.

                                                                                      For The Three Months Ended
                                                                                             November 30
                                                                                    -------------------------------
                                                                                        2003               2002
                                                                                    ------------      -------------
       SALES...................................................................          100.0%             100.0%
       COST OF SALES...........................................................           89.8%              93.2%
                                                                                    ------------      -------------

                    GROSS PROFIT...............................................           10.2%               6.8%

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.............................            4.8%               7.4%
                                                                                    ------------      -------------

                     INCOME/(LOSS) FROM OPERATIONS.............................            5.4%              (0.6%)

         INTEREST EXPENSE......................................................            2.5%               3.6%
         OTHER EXPENSE.........................................................             --                0.1%
                                                                                    ------------      -------------
                TOTAL OTHER EXPENSE ...........................................            2.9%               3.7%

       INCOME/(LOSS) BEFORE INCOME TAX EXPENSE/(BENEFIT).......................            2.9%              (4.3%)

       INCOME TAX EXPENSE......................................................             --                 --
                                                                                    ------------      -------------

                   NET INCOME/(LOSS)...........................................            2.9%              (4.3%)
                                                                                    ============      =============


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

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2003 TO THE THREE MONTHS ENDED NOVEMBER 30, 2002.

REVENUES - Revenues for the three months ended November 30, 2003 totaled $8.3 million as compared to $4.3 million for the three months ended November 30, 2002, an increase of $4.0 million or 93%. This increase was a result of the Company receiving significant tooling programs for the Mercedes-Benz M Class sports utility vehicle and a new "crossover" vehicle. The Company's customer for these vehicles is the Tier 1 supplier to Mercedes-Benz for these particular vehicles. For a portion of these tooling systems the Company is performing engineering services and manages certain die manufacturing subcontracted by the Company, with the Company being responsible for the engineering and performance of these tools. During the first quarter of fiscal 2004, the Company recorded approximately $0.8 million of outsourced revenue or 9% of first quarter 2004 sales.

The Company's backlog of awarded contracts, which are all believed to be firm, was approximately $22.1 million and $22.6 million as of November 30, 2003 and 2002, respectively. The Company expects all backlog contracts will be reflected in sales during fiscal years ending August 31, 2004 and 2005. Despite the backlog, the Company continues to see a general "softness" in the overall domestic automotive tooling industry. The Company believes that such should improve in the latter part of 2004 if the domestic automakers commit to increasing future new model restyling and support manufacturing such tooling systems utilizing domestic suppliers.

During the first quarter of fiscal 2004, the Company recorded an increase in estimated loss for eight specific contracts totaling approximately $626,000 due to production difficulties encountered in completing part functionality. The Company, under the percentage of completion method of accounting for long-term contracts, records revenue as production activity takes place. Under such methodology if a loss on a contract is evident, the total estimated loss must be recognized in the period such loss is estimated.

COST OF SALES - Cost of goods sold increased from $4.0 million for the first quarter of fiscal 2003 to $7.5 million for 2004. However, as a percent of sales, cost of goods sold decreased from 93.2% for 2003 to 89.8% for 2004. Direct costs (materials and labor) increased by $3.1 million, from $2.0 million for 2003 to $5.1 million for 2004. Engineering expense increased by $181,000 from $479,000 for 2003 to $660,000 for 2004. Lastly, of the cost of goods sold, manufacturing overhead increased by $100,000 from $1.6 million for 2003 to $1.7 million for 2004. Additional details of these changes in cost of sales for the first quarters of fiscal 2003 and 2004 are as follows:

     o Direct materials expense increased from $586,000 for 2003 to $1.1 million for 2004 and decreased as a percent of sales from 13.5% to 13.4%. This increase was largely due to higher contract volume requirements during 2004 as compared to 2003. Outside services expense increased from $368,500 for 2003 to $2.4 million for 2004 and as a percent of sales from 8.4% to 28.8%. This increase was largely due to the Company incurring $835,000 million, or 10.0% of sales, in expense related to its outsourced revenue. The balance of the outside services expense was due to sales volumes and corresponding increases in outsourcing certain machining, die patterns, laser cutting, heat treat and outside design services.

     o Direct labor expense increased from $1.0 million for 2003 to $1.6 million for 2004. However, as a percent of sales, direct labor decreased from 23.5% to 18.9%. This change was a result of the Company incurring a 36% increase in direct labor hours, from 55,000 hours in 2003 to 75,000 in 2004. Of the total direct labor expense, regular or straight time increased by $320,000 however as a percent of sales, decreased from 17.0% for 2003 to 12.7% for 2004 due to increased sales volume. Overtime expense increased from $279,000 for 2003 to $515,000 for 2004, however as a percent of sales, decreased from 6.4% for 2003 to 6.2% for 2004.

     o Engineering expense increased from $479,000, 11.0% of sales, for 2003 to $660,000, 8.0% of sales, for 2004. This increase was due to the Company's increase in awarded contracts and the Company increasing the number of engineering personnel necessary to fulfill the design and project management portions of the contracts.

     o Manufacturing overhead was $1.6 million or 36.7% of sales for 2003 as compared to $1.7 million or 20.7% of sales for 2004. During 2004, increases in manufacturing overhead were largely due to a $54,000 increase in payroll tax expense, a $41,000 increase in medical insurance premiums and a $34,000 increase in building rent expense. The decrease of approximately 16% of manufacturing overhead, as a percent of sales, was largely due to improved overhead absorption from sales increases.

SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense increased from $322,000 for the first quarter of 2003 to $403,000 for 2004. As a percent of sales, selling and administrative expense decreased from 7.4% for 2003 to 4.8% for 2004 due to the increased sales volume. The largest selling and administrative expense increases were in salaries and wages.

INTEREST EXPENSE. Interest expense increased from $157,000 for 2003 to $209,000 for 2004. This increase was largely due to the amortization of debt issuance and guarantees expense during 2004. These costs were incurred related to the Company's December 2002 refinancing.

FEDERAL INCOME TAXES For the three months ended November 30, 2003, the Company recorded a reduction in the valuation allowance of approximately $81,000 to offset the income tax expense.

LIQUIDITY AND CAPITAL RESOURCES
During the three months ended November 30, 2003, the Company's cash provided by operating activities was $4.5 million. This largely resulted from a decrease of $3.6 million in account receivables and a $900,000 decrease in contracts in process. From investing activities, the Company incurred an increase in other assets (cash surrender value of life insurance policies) of $22,000 and $125,000 in additions to property, plant and equipment. The Company used $4.2 million to reduce the revolving line of credit and $157,000 to reduce long-term debt.

On November 24, 2003, the Company amended its primary bank facility. Under such, the Company received a one-year extension of its credit facility. Under such amendment, the existing $7.5 million Revolving Line of Credit was increased to $10.0 million. The Company believes that the unused portion of the revolving bank working capital credit line, receipt of progress payments from the Company's major customer and the funds generated from operations will be sufficient to cover anticipated cash needs through fiscal 2004. However, depending on the level of future sales, and the terms of such sales, an expanded credit line or other financial instruments may be necessary to finance increases in trade accounts receivable and contracts in process. The Company believes it will be able to obtain such expanded credit line and/or other financing, if required.

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

                                         PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:


             31.1         Certification of Chief Executive Officer
                          Pursuant to Section 302
             31.2         Certification of Chief Executive Officer
                          Pursuant to Section 302
             32.1         Written Statement of the Chief Executive Officer
                          Pursuant to 18 U.S.C.ss.1350 Sec. 906
             32.2         Written Statement of the Chief Financial Officer
                          Pursuant to 18 U.S.C.ss.1350 Sec. 906

         (b)      Reports on Form 8-K:

                  None


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 14, 2004


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

                                 EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION

EX-31.1        Certification of Chief Executive Officer Pursuant to Section
               302

EX-31.2        Certification of Chief Executive Officer Pursuant to Section
               302

EX-32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act 2002

EX-32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act 2002