Form 10-Q
period 2004-02-29
RIVIERA TOOL CO
filed 2004-04-14
CIK 1018349

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                          Commission file no. 001-12673

                              RIVIERA TOOL COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Michigan                                    38-2828870
---------------------------------         --------------------------------------
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

                              Yes   X    No
                                  -----

There were 3,774,346 shares of the Registrant's common stock outstanding as of April 14, 2004.

                                     PART I
                              FINANCIAL INFORMATION
                                      INDEX

                                                                                                                    Page No.
Item 1.         Financial Statements

                Balance Sheets as of February 29, 2004 and August 31, 2003........................................      3

                Statements of Operations for the Three and Six Months Ended February 29, 2004 and
                 February 28, 2003................................................................................      4

                Statements of Cash Flows for the Three and Six Months Ended February 29, 2004 and
                 February 28, 2003................................................................................      5

                Notes to Financial Statements.....................................................................      6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations.............      8

Item 3.         Quantitative and Qualitative Disclosures about Market Risk........................................     11

Item 4.         Controls and Procedures...........................................................................     11

                                     PART II
                                OTHER INFORMATION
                                      INDEX

Item 1.         Legal Proceedings

Item 2.         Changes in Securities and Use of Proceeds

Item 4.         Submission of Matters to A Vote of Security Holders

Item 6.         Exhibits and Reports on Form 8 - K................................................................     13

                Signatures........................................................................................     14
                Certifications
                Exhibits

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                                                         FEBRUARY 29,              AUGUST 31,
                                  ASSETS                                                     2004                     2003
                                  ------                                             ---------------------    --------------------
CURRENT ASSETS                                                               NOTE        (UNAUDITED)               (AUDITED)
--------------                                                               ----    ---------------------    --------------------
  Cash....................................................................           $            1,200       $               --
  Accounts receivable.....................................................                    4,890,489                7,010,039
  Costs in excess of billings on contracts in process.....................    2              11,490,012               12,208,666
  Inventories.............................................................                      248,559                  248,559
  Prepaid expenses and other current assets...............................                      507,706                  294,143
                                                                                       -----------------        -----------------
            Total current assets..........................................                   17,137,966               19,761,407

PROPERTY, PLANT AND EQUIPMENT, NET........................................    3              12,494,313               13,046,289
PERISHABLE TOOLING........................................................                      623,096                  617,722
OTHER ASSETS..............................................................                      347,660                  325,198
                                                                                       -----------------        -----------------
            Total assets..................................................           $       30,603,035       $       33,750,616
                                                                                       =================        =================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
-------------------
  Current portion of long-term debt.......................................    4      $        4,012,298       $          638,756
  Accounts payable........................................................                    4,481,611                5,020,554
  Accrued outsourced contracts payable....................................                    6,548,316                5,903,930
  Accrued liabilities.....................................................                      754,582                  435,896
                                                                                       -----------------        -----------------
            Total current liabilities.....................................                   15,796,807               11,999,136

LONG-TERM DEBT............................................................    4                 954,968                8,400,333
ACCRUED LEASE EXPENSE.....................................................                      690,790                  640,690
                                                                                       -----------------        -----------------
            Total liabilities.............................................                   17,442,565               21,040,159
                                                                                       -----------------        -----------------

PREFERRED STOCK - no par value,
  $100 mandatory redemption value:
       Authorized -- 5,000 shares
       Issued and outstanding -- no shares................................                           --                       --

STOCKHOLDERS' EQUITY:
  Preferred stock - no par value,
     Authorized - 200,000 shares
     Issued and outstanding -- no shares..................................                           --                       --
  Common stock - No par value:
     Authorized - 9,785,575 shares
     Issued and outstanding - 3,379,609 shares at
     February 29, 2004 and August 31, 2003................................                   15,115,466               15,115,466
  Retained deficit........................................................                  (1,954,996)              (2,405,009)
                                                                                       -----------------        -----------------
            Total stockholders' equity....................................                   13,160,470               12,710,457
                                                                                       -----------------        -----------------
Total liabilities and stockholders' equity................................           $       30,603,035       $       33,750,616
                                                                                       =================        =================

                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                                         ENDED                              ENDED
                                                              ------------------------------   ---------------------------------
                                                                FEB. 29,         FEB. 28,        FEB. 29,           FEB. 28,
                                                                  2004             2003            2004               2003
                                                              -------------   --------------   -------------     ---------------
SALES......................................................   $  8,292,900    $   8,304,121    $ 16,603,660      $   12,642,723
COST OF SALES..............................................      7,452,464        7,434,664      14,913,281          11,479,929
                                                              -------------   --------------   -------------     ---------------

      GROSS PROFIT.........................................        840,436          869,457       1,690,379           1,162,794

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES................................        505,652          416,712         909,139             738,605
                                                              -------------   --------------   -------------     ---------------

      INCOME FROM OPERATIONS...............................        334,784          452,745         781,240             424,189

      TOTAL INTEREST EXPENSE...............................        122,701          221,397         331,228             381,755
                                                              -------------   --------------   -------------     ---------------

INCOME BEFORE INCOME TAXES ................................        212,083          231,348         450,012              42,434
                                                              -------------   --------------   -------------     ---------------

INCOME TAXES ..............................................        --              --               --                 --
                                                              -------------   --------------   -------------     ---------------

NET INCOME AVAILABLE FOR
 COMMON SHARES.............................................   $    212,083    $     231,348    $    450,012      $       42,434
                                                              =============   ==============   =============     ===============

BASIC AND DILUTED INCOME
PER COMMON SHARE...........................................   $         06    $         .07    $        .13      $          .01
                                                              =============   ==============   =============     ===============

BASIC AND DILUTED
COMMON SHARES OUTSTANDING..................................      3,379,609        3,379,609       3,379,609           3,379,609
                                                              =============   ==============   =============     ===============




                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                   FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                                           ENDED                                ENDED
                                                              --------------------------------    ----------------------------------
                                                                FEB. 29,           FEB. 28,           FEB. 29,           FEB. 28,
                                                                  2004               2003               2004               2003
                                                              -------------     --------------    ----------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...............................................   $     212,083     $      231,348    $      450,012      $      42,434
  Adjustments to reconcile net income to net cash from
    operating activities:
      Depreciation and amortization........................         421,599            460,482           843,198            920,964
      (Increase) decrease in assets:
         Accounts receivable...............................     (1,444,542)        (1,915,394)         2,119,551        (6,819,931)
         Costs in excess of billings on contracts in
           process.........................................       (180,343)          (106,658)           718,655          2,543,387
         Perishable tooling................................             560           (33,796)           (5,374)           (33,645)
         Prepaid expenses and other current assets.........       (236,959)          (204,158)         (213,563)          (193,218)
      Increase (decrease) in liabilities:
         Accounts payable..................................       1,209,148          2,693,668         (538,943)          2,576,829
         Accrued outsourced contracts payable..............       (182,025)                 --           644,386                 --
         Accrued lease expense.............................          25,050            (8,762)            50,100           (17,523)
         Accrued liabilities...............................          86,476           (32,818)           318,686             84,725
                                                             ---------------    ---------------    --------------    ---------------
Net cash provided by/(used in) operating activities........  $     (88,953)     $    1,083,912     $   4,386,708     $    (895,978)
                                                             ---------------    ---------------    --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in other assets.................................              --                 --          (22,462)           (22,138)
  Additions to property, plant and equipment...............       (166,429)           (58,122)         (291,223)           (60,346)
                                                             ---------------    ---------------    --------------    ---------------
Net cash used in investing activities......................  $    (166,429)     $     (58,122)     $   (313,685)     $     (82,484)
                                                             ---------------    ---------------    --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) on revolving credit line.....         380,876          (872,730)       (3,789,177)          (872,730)
  Issuance of debt.........................................              --          3,367,948                --          3,367,948
  Principal payments on notes payable to bank .............       (125,494)        (3,521,008)         (282,646)        (3,854,499)
                                                             ---------------    ---------------    --------------    ---------------
Net cash provided by/(used in) financing activities........  $      255,382        (1,025,790)     $ (4,071,823)     $  (1,359,281)
                                                             ---------------    ---------------    --------------    ---------------

NET INCREASE/(DECREASE) IN CASH............................  $           --                 --     $       1,200     $  (2,337,743)

CASH -- Beginning of Period................................           1,200                 --                --          2,337,743
                                                             ---------------    ---------------    --------------    ---------------

CASH - End of Period.......................................  $        1,200                 --     $       1,200     $           --
                                                             ===============    ===============    ==============    ===============

                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004


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

The results of operations for the six-month period ended February 29, 2004, may not be indicative of the results to be expected for the full year.

NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:

                                                                                    FEBRUARY 29,               AUGUST 31,
                                                                                        2004                      2003
                                                                                --------------------        ----------------
Costs incurred on contracts in process under the percentage of
completion method......................................................         $        38,711,151         $    26,836,205
Estimated gross profit.................................................                   4,150,000               3,000,000
                                                                                --------------------        ----------------
        Total..........................................................                  42,861,151              29,836,205
Less progress payments received and progress billings to date..........                (31,381,697)            (17,627,539)
Plus costs incurred on contracts in process
under the completed contract method....................................                      10,558                      --
                                                                                --------------------        ----------------

Costs in excess of billings on contracts in process....................         $        11,490,012         $    12,208,666
                                                                                ====================        ================

Included in estimated gross profit for February 29, 2004 and August 31, 2003 are jobs with losses accrued of $2,559,410 and $532,665, respectively.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

                                                                                     FEBRUARY 29,              AUGUST 31,
                                                                                         2004                     2003
                                                                                   ----------------        ------------------
Leasehold improvements..........................................................   $     1,367,908         $       1,367,908
Office furniture and fixtures...................................................           168,286                   164,417
Machinery and equipment.........................................................        22,410,657                22,369,833
Construction in Process.........................................................           405,120                   160,195
Computer equipment and software.................................................         2,353,185                 2,351,580
Transportation equipment........................................................            61,919                    61,919
                                                                                   ----------------        ------------------
     Total cost.................................................................        26,767,075                26,475,852
Accumulated depreciation and amortization.......................................        14,272,762                13,429,563
                                                                                   ----------------        ------------------
     Net carrying amount........................................................   $    12,494,313         $      13,046,289
                                                                                   ================        ==================

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004


NOTE 4 - LONG-TERM DEBT

The Company's long-term debt, which is subject to certain covenants discussed below, consists of the following:


                                                                                  FEBRUARY 29,            AUGUST 31,
                                                                                      2004                  2003
                                                                               -------------------    ------------------
                    REVOLVING WORKING CAPITAL CREDIT LINE
                    -------------------------------------
The revolving working capital credit line is collateralized by substantially all assets of the Company and provides for borrowing, subject to certain collateral requirements up to $10 million. The agreement requires a commitment fee of .25% per annum on the average daily unused portion of the revolving credit line. The credit line is due December 1, 2004, and bears interest, payable monthly, at 1.0% above the bank's prime rate (as of
February 29, 2004 and August 31, 2003, an effective rate of 5.0%)............  $        2,193,183     $       5,982,360

                           NOTES PAYABLE TO BANKS
                           ----------------------

Note payable to bank, payable in monthly installments of $33,334, plus interest at the bank's prime rate plus 1.25% (as of February 29, 2004 and
August 31, 2003, an effective rate of 5.25%), due December 1, 2004...........           1,566,667             1,766,667

Subordinated note payable to bank, payable in monthly installments of
$31,000, including interest at 11%, due January 1, 2008......................           1,207,416             1,290,062
                                                                                   ---------------     -----------------

           Total debt........................................................           4,967,266             9,039,089
           Less current portion of long-term debt............................           4,012,298               638,756
                                                                                   ---------------     -----------------
           Long-term debt -- Net.............................................  $          954,968     $       8,400,333
                                                                                   ===============     =================

Under the loan agreement, the Company is required to maintain certain levels of Tangible Net Worth, Debt to Tangible Net Worth and Debt Service Coverage. At February 29, 2004, the Company was in compliance with these covenants with the exception of the Debt Service Coverage covenant. The Company has classified all of its debt with its primary lender as current as the existing loan agreement expires December 1, 2004. The Company is currently renegotiating its credit facility with its primary lender to extend the maturity date as well as increase the revolving working capital credit line facility.


NOTE 5 -- SUBSEQUENT EVENT

On March 16, 2004, the Company entered into a Securities Purchase Agreement ("SPA") with four accredited investors. The Company issued a total of 394,737 shares of unregistered Common Stock for $1,500,000 ($3.80 per share), plus Series B warrants for the purchase of up to 263,158 additional shares of Common Stock at $3.80 per share, for a potential additional investment of $1,000,000. The Series B Warrants are exercisable commencing March 16, 2004 through the earlier of the six-month anniversary of the earlier of the date of the effective registration statement or September 16, 2005. Additionally, the investors will receive Series A warrants providing 80% coverage of the initial 394,737 shares, with an exercise price of $5.07 per share for the first half of the warrants, and $5.53 for the second half. The Company received net proceeds at the closing in the amount of $1,480,000, after deducting certain legal fees and expenses reimbursed to Bluegrass. The Company paid a finder's fee of $105,000 and issued warrants to purchase 10,000 shares with an exercise price of $5.07 per share and warrants to purchase 10,000 shares with an exercise price of $5.53 per share to Granite Financial Group, Inc. as a fee in connection with the transaction. The funds received under the SPA will be used for working capital and debt reduction.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Statement of Operations as a percentage of sales.

                                                               For The Three Months                For The Six Months
                                                                       Ended                             Ended
                                                                                              ----------------------------
                                                              Feb. 29,        Feb. 28,         Feb. 29,         Feb. 28,
                                                                2004            2003             2004             2003
                                                            -------------    -----------      -----------     ------------
SALES...................................................          100.0%         100.0%           100.0%            100.0%
COST OF SALES...........................................           89.9%          89.5%            89.8%             90.8%
                                                            -------------    -----------      -----------     -------------

             GROSS PROFIT...............................           10.1%          10.5%            10.2%              9.2%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.............            6.1%           5.0%             5.5%              5.8%
                                                            -------------    -----------      -----------     -------------

              INCOME FROM OPERATIONS....................            4.0%           5.5%             4.7%              3.4%

TOTAL INTEREST EXPENSE .................................            1.4%           2.7%             2.0%              3.1%

INCOME BEFORE INCOME TAXES..............................            2.6%           2.8%             2.7%              0.3%

INCOME TAXES ...........................................              --             --               --                --
                                                            -------------    -----------      -----------     -------------

            NET INCOME..................................            2.6%           2.8%             2.7%              0.3%
                                                            =============    ===========      ===========     =============


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

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 29, 2004 TO THE THREE MONTHS ENDED FEBRUARY 28, 2003.

REVENUES - Revenues for each of the three months ended February 28, 2003 and February 29, 2004 totaled $8.3 million. The Company is currently completing significant tooling programs for both the Mercedes-Benz M Class sports utility vehicle and the new "crossover" vehicle. The Company's customer for these vehicles is the Tier 1 supplier to Mercedes-Benz for these particular vehicles. For a portion of these tooling systems the Company is performing engineering services and manages certain die manufacturing subcontracted by the Company, for which the Company is responsible for the engineering and performance of these tools.

The Company's backlog of awarded contracts, which are all believed to be firm, was approximately $16.6 million and $32.7 million as of February 29, 2004 and February 28, 2003, respectively. The Company expects all backlog contracts will be reflected in sales during fiscal years ending August 31, 2004 and 2005. Despite the backlog, the Company continues to see a general "softness" in the overall domestic automotive tooling industry. The Company believes that such should improve in the latter part of 2004 as a result of the domestic automakers apparent commitment to increasing future new model restyling. In addition, the Company is and has quoted on contracts in which the timing of the release of such contracts is not established.

COST OF SALES -- Total cost of goods sold were $7.5 million for the second quarter of fiscal 2004 and $7.4 million for fiscal 2003, and as a percent of sales increased slightly from 89.5% for 2003 to 89.9% for 2004. Direct costs (materials and labor) decreased by $163,000, from $5.1 million for 2003 to $5.0 million for 2004. Engineering expense increased by $111,000 from $584,000 for 2003 to $695,000 for 2004. Lastly, of the cost of goods sold, manufacturing overhead increased by $70,000 from $1.7 million for 2003 to $1.8 million for 2004. Additional details of these changes in cost of sales for the second quarters of fiscal 2003 and 2004 are as follows:

     - Direct materials expense was $1.6 million for both second quarters of 2003 and 2004. Outside services expense decreased from $2.1 million for 2003 to $1.7 million for 2004 and as a percent of sales from 25.5% to 20.2%. This decrease was largely due to the Company incurring $1.2 million less in expense related to its outsourced revenue in the second quarter of 2004. The balance of the outside services expense increased from $1.0 million to $1.8 million as a result of the Company outsourcing certain manufacturing processes. This outsourcing is a result of the Company attempting to meet customer delivery dates while incorporating significant numbers of customer engineering changes. These outsourced services largely consist of machining and laser cutting services.

     - Direct labor expense increased from $1.4 million for 2003 to $1.7 million for 2004 and as a percent of sales increased from 17.2% to 20.4%. This change was a result of the Company incurring a 13% increase in direct labor hours, from 75,000 hours in 2003 to 85,000 in 2004. Of the total direct labor expense, regular or straight time increased by $150,000 and as a percent of sales increased from 10.9% for 2003 to 12.7% for 2004. Overtime expense increased from $525,000 for 2003 to $639,000 for 2004, as a percent of sales, increasing from 6.3% for 2003 to 7.7% for 2004 as a result of the Company increasing overtime hours while attempting to meet customer delivery dates while incorporating a high number of customer engineering changes to the tooling.

     - Engineering expense increased from $584,000, 7.0% of sales, for 2003 to $695,000, 8.4% of sales, for 2004. This increase was due to the Company's level of engineering personnel staffing required to fulfill the design and project management portions of contracts.

     - Manufacturing overhead was $1.7 million or 20.5% of sales for 2003 as compared to $1.8 million or 21.3% of sales for 2004. During 2004, increases in manufacturing overhead were largely due to increases in medical insurance premiums, increases in machinery repairs and maintenance supplies, and increases in payroll tax expense.

SELLING AND ADMINISTRATIVE EXPENSE - Selling and administrative expense increased from $417,000 for the second quarter of 2003 to $506,000 for 2004. As a percent of sales, selling and administrative expense increased from 5.0% for 2003 to 6.1% for 2004. The largest selling and administrative expense increases were in salaries and wages and public company costs.

INTEREST EXPENSE - Interest expense decreased from $221,000 for 2003 to $123,000 for 2004. This decrease was largely due to the lower levels of debt during the comparative periods.


COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 29, 2004 TO THE SIX MONTHS ENDED FEBRUARY 28, 2003.

REVENUES -- Revenues for the six months ended February 29, 2004 totaled $16.6 million as compared to $12.6 million for the six months ended February 28, 2003, an increase of 31%. The Company is currently completing significant tooling programs for the both the Mercedes-Benz M Class sports utility vehicle and the new "crossover" vehicle. The Company's customer for these vehicles is the Tier 1 supplier to Mercedes-Benz for these particular vehicles. For a portion of these tooling systems the Company is performing engineering services and manages certain die manufacturing subcontracted by the Company, for which the Company is responsible for the engineering and performance of these tools. For the six months ended February 29, 2004, the Company had incurred approximately 161,000 shop floor hours as compared to 130,000 during the same period of 2003, an increase of 31,000 hours or 24%.

COST OF SALES -- Cost of goods sold increased from $11.5 million for the six months ended February 28, 2003 to $14.9 million for the six months ended February 29, 2004, however as a percent of sales decreased slightly from 90.8% for 2003 to 89.8% for 2004. Direct costs (materials and labor) increased by $2.9 million, from $7.1 million for 2003 to $10.1 million for 2004. Engineering expense increased by $300,000 from $1.1 million for 2003 to $1.4 million for 2004. Lastly, of the cost of goods sold, manufacturing overhead increased by $200,000 from $3.3 million for 2003 to $3.5 million for 2004. Additional details of these changes in cost of sales for the six months ended February 28, 2003 and February 29, 2004 are as follows:

     - Direct materials expense increased from $2.2 million to $2.7 million for the first two quarters of 2003 and 2004, respectively. Outside services expense increased from $2.5 million for 2003 to $4.1 million for 2004 and as a percent of sales from 19.7% to 24.6%. This increase was largely due to the Company outsourcing certain manufacturing processes in an attempt to meet customer delivery dates while incorporating a high number of customer engineering changes to the tooling. These services largely consist of machining and laser cutting services (a $1.0 million increase).

     - Direct labor expense increased from $2.4 million for 2003 to $3.3 million for 2004 and as a percent of sales increased from 19.3% to 19.7%. This change was a result of the Company incurring a 24% increase in direct labor hours, from 130,000 hours in 2003 to 161,000 in 2004. Of the total direct labor expense, regular or straight time increased by $470,000 and as a percent of sales decreased from 13.0% for 2003 to 12.7% for 2004. Overtime expense increased from $803,000 for 2003 to $1,154,000 for 2004, as a percent of sales, increasing from 6.4% for 2003 to 6.9% for 2004 as a result of the Company attempting to meet customer delivery dates while incorporating a high number of customer engineering changes to the tooling.

     - Engineering expense increased from $1.1 million, 8.4% of sales, for 2003 to $1.4 million, 8.2% of sales, for 2004. This increase was due to the Company's level of engineering personnel staffing required to fulfill the design and project management portions of contracts.

     - Manufacturing overhead was $3.3 million or 26.0% of sales for 2003 as compared to $3.5 million or 21.0% of sales for 2004. During 2004, increases in manufacturing overhead were largely due to increases in medical insurance premiums and increases in payroll tax expense.

SELLING AND ADMINISTRATIVE EXPENSE - Selling and administrative expense increased from $739,000 for the first two quarters of 2003 to $909,000 for 2004. As a percent of sales, selling and administrative expense decreased from 5.8% for 2003 to 5.5% for 2004. The largest selling and administrative expense increases were in salaries and wages, public company costs and State of Michigan Single Business Tax expense.

INTEREST EXPENSE - Interest expense decreased from $382,000 for 2003 to $331,000 for 2004. This decrease was largely due to the lower levels of debt during the comparative periods.

FEDERAL INCOME TAXES

For the three and six months ended February 29, 2004, the Company recorded a reduction in the valuation allowance of approximately $72,000 and $153,000, respectively, to offset the income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended February 29, 2004, the Company's cash provided by operating activities was $4.4 million. This largely resulted from a decrease of $2.1 million in receivables and a $719,000 decrease in contracts in process. From investing activities, the Company incurred an increase in other assets (cash surrender value of life insurance policies) of $22,000 and $291,000 in additions to property, plant and equipment. The Company used $3.8 million to reduce the revolving line of credit and $283,000 to reduce long-term debt.

The Company believes that the unused portion of the revolving bank working capital credit line, receipt of progress payments from the Company's major customer, equity raised subsequent to the quarter end and the funds generated from operations will be sufficient to cover anticipated cash needs through fiscal 2004. However, depending on the level of future sales, and the terms of such sales, an expanded credit line or other financial instruments may be necessary to finance increases in trade accounts receivable and contracts in process. The Company believes it will be able to obtain such expanded credit line and/or other financing, if required.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and Chief Financial Officer ("CFO"), of the effectiveness and design of disclosure controls and procedures used to prepare consolidated financial statements. Based on that evaluation, the CEO and CFO have concluded the disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or to be filed with the SEC are adequate and are operating in an effective manner. While the CEO and CFO believe that the Company's existing disclosure controls and procedures have been effective to accomplish its objectives, the CEO and CFO intend to examine, refine and formalize our disclosure controls and procedures and monitor ongoing developments.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

     Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclosure material information otherwise required to be set forth in the Company's periodic reports.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On March 3, 2004 the Company received a summons from the U.S. Bankruptcy Court, Northern District of Illinois regarding National Steel Corporation, which filed for Chapter XI Bankruptcy on March 6, 2002. The National Steel Corporation Trust brings this action in an attempt to collect certain purported preferential transfers made to the Company total $207,710.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 16, 2004, we entered into a securities purchase agreement with the following accredited investors pursuant to which:

     - we sold and Iroquois Capital, LP purchased 52,632 shares of our common stock at $3.08 per share;

     - we sold and Bluegrass Growth Fund LP purchased 131,579 shares of our common stock at $3.08 per share;

     - we sold and Capital Ventures International purchased 131,579 shares of our common stock at $3.08 per share; and

     - we sold and Vertical Ventures, LLC purchased 78,947 shares of our common stock at $3.08 per share.

     In addition, at the closing of the March 16, 2004 private placement we issued and delivered the following warrants to purchase shares of our common stock:

  SELLING SECURITYHOLDER           $3.80 WARRANT              $5.07 WARRANT              $5.53 WARRANT
  ----------------------           -------------              -------------              -------------
     Iroquois Capital                 35,088                     21,053                     21,053

         Bluegrass                    87,719                     52,632                     52,632

     Capital Ventures                 87,719                     52,632                     52,632

     Vertical Ventures                52,632                     31,579                     31,579


              TOTAL . . . .           263,158                    157,896                    157,896

     We received net proceeds at the closing in the amount of $1,480,000, after deducting certain legal fees and expenses reimbursed to Bluegrass. We also paid a finder's fee of $105,000 and issued warrants to purchase 10,000 shares with an exercise price of $5.07 per share and warrants to purchase 10,000 shares with an exercise price of $5.53 per share to Granite Financial Group, Inc. as a fee in connection with the transaction.

     The $5.07 and $5.53 warrants are exercisable for a five-year period commencing September 16, 2004 and the $3.80 warrants are exercisable commencing March 16, 2004 through the earlier of the six-month anniversary of the earlier of the date of the effective registration statement or September 16, 2005. Each of the warrants provides for adjustment in the price and number of warrant shares:

     - if we, at any time while the warrants are unexpired and not exercised in full, pay a dividend in shares of our common stock or make a distribution in shares of our common stock to holders of our outstanding common stock;

     - if we, at any time while the warrants are unexpired and not exercised in full, subdivide outstanding shares of our common stock into a greater number of shares;

     - if we, at any time while the warrants are unexpired and not exercised in full, combine outstanding shares of our common stock into a smaller number of shares of common stock; and

     - if we, at any time while the warrants are unexpired and not exercised in full, issue any shares of our capital stock in a reclassification of our common stock.

     In addition, for a period of one year from the initial exercise date, the exercise price of each of the $5.07 and $5.53 warrants shall be adjusted for any dilutive issuances whereby the exercise price shall be reduced to equal the per share offering price of such dilutive issuance.

     On March 31, 2004, the Company received approval from the American Stock Exchange for listing an additional 993,687 shares of its common stock.

Right of First Refusal

     Iroquois Capital, Bluegrass, Capital Ventures and Vertical Ventures have been granted a right of first refusal for any or all shares in a proposed sale by us of our securities in a private placement transaction exempt from registration under the Securities Act until twelve months after the date of this prospectus. Such right of first refusal shall be held open for five trading days from the date of the initial notice of the proposed offer to sell the securities.

4.99% Limitation

     Under the terms of our securities purchase agreement with the investors listed above, the number of shares to be obtained upon exercise of warrants cannot exceed the number of shares that, when combined with all other shares of common stock and securities then owned by each respective investor, would result in such investor owning more than 4.99% of our outstanding common stock at any given point of time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The following matters were submitted to a vote of the Company's common shareholders at its annual shareholders meeting on January 14, 2004.

a. The following directors were elected to serve until the meeting of shareholders in 2005 and 2006, as indicated, and until their successors are elected (amounts shown in parentheses represent the number of votes cast for, against or withheld, and abstentions, respectively):

(i)    Kenneth K. Rieth  (3,094,274 / 22,133) (Term expiring 2005)
(ii)   Thomas H. Highley (3,084,649/ 31,759) (Term expiring 2006)

The following directors of the Company continued until the annual meeting of shareholders in the year indicated parenthetically and until their successors are elected:

     - Leonard H. Wood (2004)      - Dr. Jay S. Baron (2004)

b. Ratification of Selection of Independent Auditors-(amounts shown in parentheses represent the number of votes cast for, against or withheld, and abstentions, respectively): (3,092,327 / 18,950 / 5,130)


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

            31.1  Principal Executive Officer Certification
            31.2  Principal Financial Officer Certification
            32.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Sec. 906
            32.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Sec. 906

         (b)      Reports on Form 8-K:

                  Form 8-K filed on January 20, 2004, Item 5-Other Events Form 8-K filed on March 22, 2004, Item 5-Other Events

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2004


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

EX-31.2        Certification of Chief Financial Officer pursuant to Section 302

EX-32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002