Form 10-Q
period 2004-05-31
RIVIERA TOOL CO
filed 2004-07-15
CIK 1018349

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2004

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

                                Yes [X]  No [ ]

There were 3,774,346 shares of the Registrant's common stock outstanding as of July 15, 2004.

                                                                                                                Page No.

                                                          PART I
                                                  FINANCIAL INFORMATION
                                                          INDEX

Item 1.     Financial Statements

            Balance Sheets as of May 31, 2004 and August 31, 2003.............................................      3

            Statements of Operations for the Three and Nine Months Ended May 31, 2004 and 2003................      4

            Statements of Cash Flows for the Three and Nine Months Ended May 31, 2004 and 2003................      5

            Notes to Financial Statements.....................................................................      6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.............      8

Item 3.     Quantitative and Qualitative Disclosures about Market Risk........................................     11

Item 4.     Controls and Procedures...........................................................................     11

                                                         PART II
                                                    OTHER INFORMATION
                                                          INDEX

Item 1.     Legal Proceedings.................................................................................     12

Item 5      Other Information.................................................................................     12

Item 6.     Exhibits and Reports on Form 8 - K................................................................     12

            Signatures........................................................................................     13
            Certifications....................................................................................     57
            Exhibits..........................................................................................     14

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                                                           MAY 31,                AUGUST 31,
                                                                                            2004                    2003
                                                                                    -------------------      -------------------
                                                                             NOTE        (UNAUDITED)               (AUDITED)
                                                                             ----   -------------------      -------------------
                                  ASSETS

CURRENT ASSETS
  Cash....................................................................          $             1,280      $                --
  Accounts receivable.....................................................                   12,061,707                7,010,039
  Costs in excess of billings on contracts in process.....................    2               8,365,262               12,208,666
  Inventories.............................................................                      248,559                  248,559
  Prepaid expenses and other current assets...............................                      457,965                  294,143
                                                                                    -------------------      -------------------
            Total current assets..........................................                   21,134,773               19,761,407

PROPERTY, PLANT AND EQUIPMENT, NET........................................    3              12,602,324               13,046,289
PERISHABLE TOOLING........................................................                      658,793                  617,722
OTHER ASSETS..............................................................                      347,660                  325,198
                                                                                    -------------------      -------------------
            Total assets..................................................          $        34,743,550      $        33,750,616
                                                                                    ===================      ===================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt.......................................    4     $           667,176      $           638,756
  Accounts payable........................................................                    5,335,263                5,020,554
  Accrued outsourced contracts payable....................................                    2,990,721                5,903,930
  Accrued liabilities.....................................................                      809,184                  435,896
                                                                                    -------------------      -------------------
            Total current liabilities.....................................                    9,802,344               11,999,136

LONG-TERM DEBT............................................................    4               9,500,951                8,400,333
CAPITAL LEASE.............................................................                       14,449                       --
ACCRUED LEASE EXPENSE.....................................................                      715,840                  640,690
                                                                                    -------------------      -------------------
            Total liabilities.............................................                   20,033,584               21,040,159
                                                                                    -------------------      -------------------
PREFERRED STOCK - no par value, $100 mandatory redemption value:
       Authorized - 5,000 shares
       Issued and outstanding - no shares.................................                           --                       --

STOCKHOLDERS' EQUITY:
  Preferred stock - no par value,
     Authorized - 200,000 shares
     Issued and outstanding - no shares...................................                           --                       --
  Common stock - No par value:
     Authorized - 9,785,575 shares
     Issued and outstanding - 3,774,346 at May 31, 2004 and
     3,379,609 shares at August 31, 2003..................................                   16,426,378               15,115,466
  Retained deficit........................................................                   (1,716,412)              (2,405,009)
                                                                                    -------------------      -------------------
            Total stockholders' equity....................................                   14,709,966               12,710,457
                                                                                    -------------------      -------------------
Total liabilities and stockholders' equity................................          $        34,743,550      $        33,750,616
                                                                                    ===================      ===================

                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                                         ENDED                              ENDED
                                                           -------------------------------  -----------------------------------
                                                              MAY 31, 2004    MAY 31, 2003     MAY 31, 2004       MAY 31, 2003
                                                           ---------------  --------------  ---------------   -----------------
SALES...................................................   $     7,596,931  $    9,919,178  $    24,200,591   $      22,561,901
COST OF SALES...........................................         6,729,645       8,826,409       21,642,926          20,306,338
                                                           ---------------  --------------  ---------------   -----------------

      GROSS PROFIT......................................           867,286       1,092,769        2,557,665           2,255,563

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES.............................           479,920         505,935        1,389,060           1,244,540
                                                           ---------------  --------------  ---------------   -----------------

      INCOME FROM OPERATIONS............................           387,366         586,834        1,168,605           1,011,023

      TOTAL INTEREST AND OTHER EXPENSE..................           148,782         195,735          480,008             577,490
                                                           ---------------  --------------  ---------------   -----------------

INCOME BEFORE INCOME TAXES .............................           238,584         391,099          688,597             433,533
                                                           ---------------  --------------  ---------------   -----------------

INCOME TAXES ...........................................                --              --               --                  --
                                                           ---------------  --------------  ---------------   -----------------

NET INCOME AVAILABLE FOR
 COMMON SHARES..........................................   $       238,584  $      391,099  $       688,597  $          433,533
                                                           ===============  ==============  ===============  ==================

BASIC AND DILUTED INCOME
PER COMMON SHARE........................................   $            06  $          .12  $           .18  $              .13
                                                           ===============  ==============  ===============  ==================

BASIC AND DILUTED
COMMON SHARES OUTSTANDING...............................         3,774,346       3,379,609        3,774,346           3,379,609
                                                           ===============  ==============  ===============  ==================

                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                  FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                                          ENDED                            ENDED
                                                            --------------------------------  -------------------------------
                                                                 MAY 31,          MAY 31,         MAY 31,         MAY 31,
                                                                  2004             2003            2004            2003
                                                            ---------------   --------------  --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..............................................  $       238,584   $      391,099  $      688,597  $       433,533
  Adjustments to reconcile net income to net cash from
    operating activities:
      Depreciation and amortization.......................          421,599          460,482       1,264,798        1,381,446
      (Increase) decrease in assets:
         Accounts receivable..............................       (7,171,218)       4,825,325      (5,051,668)      (1,994,606)
         Costs in excess of billings on contracts in
          process.........................................        3,124,750       (5,440,988)      3,843,404       (2,897,601)
         Perishable tooling...............................          (35,697)         (34,650)        (41,071)         (68,295)
         Prepaid expenses and other current assets........           49,741           20,061        (163,822)        (173,157)
      Increase (decrease) in liabilities:
         Accounts payable.................................          853,652          196,871         314,709        1,667,985
         Accrued outsourced contracts payable.............       (3,557,595)       1,925,174      (2,913,209)       3,030,889
         Accrued lease expense............................           25,050           (8,761)         75,150          (26,284)
         Accrued liabilities..............................           54,602          397,135         373,288          481,860
                                                            ---------------   --------------  --------------  ---------------
Net cash provided by/(used in) operating activities.......  $    (5,996,532)  $    2,731,748  $   (1,609,824) $     1,835,770
                                                            ---------------   --------------  --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in other assets................................               --               --         (22,462)         (22,138)
  Additions to property, plant and equipment..............         (529,610)        (121,706)       (820,833)        (182,052)
                                                            ---------------   --------------  --------------  ---------------
Net cash used in investing activities.....................  $      (529,610)  $     (121,706) $     (843,295) $      (204,190)
                                                            ---------------   --------------  --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) on revolving credit line....        5,354,637       (2,454,658)      1,565,460       (7,337,271)
  Increase in capital lease...............................           14,449               --          14,449               --
  Issuance of debt........................................               --               --              --        3,367,948
  Principal payments on notes payable to bank ............         (153,776)        (155,384)       (436,422)              --
  Sale of common stock....................................        1,310,912               --       1,310,912               --
                                                            ---------------   --------------  --------------  ---------------
Net cash provided by/(used in) financing activities.......  $     6,526,222   $   (2,610,042) $    2,454,399  $    (3,969,323)
                                                            ---------------   --------------  --------------  ---------------

NET INCREASE/(DECREASE) IN CASH...........................  $            80               --  $        1,280  $    (2,337,743)

CASH - Beginning of Period................................            1,200               --              --        2,337,743
                                                            ---------------   --------------  --------------  ---------------
                                                                                                                           --
CASH - End of Period......................................  $         1,280               --  $        1,280  $            --
                                                            ===============   ==============  ==============  ===============

                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2004

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

The results of operations for the nine-month period ended May 31, 2004, may not be indicative of the results to be expected for the full year.

NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:

                                                                                    MAY 31,                  AUGUST 31,
                                                                                      2004                      2003
                                                                             ----------------------      ------------------
Costs incurred on contracts in process under the percentage of
 completion method.....................................................      $           35,398,349      $       26,836,205
Estimated gross profit.................................................                   3,000,000               3,000,000
                                                                             ----------------------      ------------------
        Total..........................................................                  38,398,349              29,836,205
Less progress payments received and progress billings to date..........                 (30,134,723)            (17,627,539)
Plus costs incurred on contracts in process under the completed
 contract method.......................................................                     101,636                      --
                                                                             ----------------------      ------------------

Costs in excess of billings on contracts in process....................      $            8,365,262      $       12,208,666
                                                                             ======================      ==================

Included in estimated gross profit for May 31, 2004 and August 31, 2003 are jobs with losses accrued of $2,881,387 and $532,665, respectively.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

                                                                                       MAY 31,                AUGUST 31,
                                                                                        2004                     2003
                                                                                ------------------      --------------------
Leasehold improvements....................................................      $        1,367,908      $          1,367,908
Office furniture and fixtures.............................................                 168,286                   164,417
Machinery and equipment...................................................              22,818,242                22,369,833
Construction in Process...................................................                 492,720                   160,195
Computer equipment and software...........................................               2,387,610                 2,351,580
Transportation equipment..................................................                  61,919                    61,919
                                                                                ------------------      --------------------
     Total cost...........................................................              27,296,685                26,475,852
Accumulated depreciation and amortization.................................              14,694,361                13,429,563
                                                                                ------------------      --------------------
     Net carrying amount..................................................      $       12,602,324      $         13,046,289
                                                                                ==================      ====================

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2004

NOTE 4 - LONG-TERM DEBT

The Company's long-term debt, which is subject to certain covenants discussed below, consists of the following:

                                                                                      MAY 31,            AUGUST 31,
                                                                                       2004                 2003
                                                                                  ---------------     -----------------
                    REVOLVING WORKING CAPITAL CREDIT LINE

The revolving working capital credit line is collateralized by substantially all assets of the Company and provides for borrowing, subject to certain collateral requirements up to $12.5 million. The agreement requires a commitment fee of
..25% per annum on the average daily unused portion of the revolving credit line.
The credit line is due December 1, 2006, and bears interest, payable monthly, at
1.0% above the bank's prime rate (as of May 31, 2004 and August 31, 2003,
an effective rate of 5.0%)......................................................  $     7,547,820     $       5,982,360

                           NOTES PAYABLE TO BANKS

Note payable to bank, payable in monthly installments of $33,334, plus interest at the bank's prime rate plus 1.25% (as of May 31, 2004 and August
31, 2003, an effective rate of 5.25%), due December 1, 2007.....................        1,466,667             1,766,667

Subordinated note payable to bank, payable in monthly installments of
$31,000, including interest at 11%, due January 1, 2008.........................        1,153,640             1,290,062
                                                                                  ---------------     -----------------

           Total debt...........................................................       10,168,127             9,039,089
           Less current portion of long-term debt...............................          667,176               638,756
                                                                                  ---------------     -----------------
           Long-term debt -- Net................................................  $     9,500,951     $       8,400,333
                                                                                  ===============     =================

On June 16, 2004, the Company executed a new loan agreement with its primary lender. Under such agreement the Revolving Line of Credit was increased from $10.0 million to $12.5 million. In addition, the Company received a $500,000 Non-Revolving Capital Equipment Note. Under the new loan agreement, the Company is required to maintain certain levels of Tangible Effective Net Worth, Debt to Tangible Net Worth and Debt Service Coverage. At May 31, 2004, the Company was in compliance with these new covenants.

NOTE 5 - SUBSEQUENT EVENT

On July 9, 2004, the Company entered into a Subordinated Loan and Security Agreement with The Hillstreet Fund II, LP. The Company received $3.0 million in subordinated debt, due and payable by June 30, 2010. Interest shall be payable quarterly commencing September 30, 2004 at an interest rate of 14% per annum. In addition, the Company will accrue 6% interest, compounded quarterly, which shall be due and payable upon the maturity of the loan principal. Principal shall be payable in quarterly installments of $250,000 commencing September 30, 2007 until June 30, 2010.

NOTE 6 - STOCKHOLDERS INVESTMENT

On March 16, 2004, the Company entered into a Securities Purchase Agreement ("SPA") with four accredited investors. The Company issued a total of 394,737 shares of unregistered Common Stock for $1,500,000 ($3.80 per share), plus Series B warrants for the purchase of up to 263,158 additional shares of Common Stock at $3.80 per share, for a potential additional investment of $1,000,000. The Series B Warrants are exercisable commencing March 16, 2004 through the earlier of the six-month anniversary of the earlier of the date of the effective registration statement or September 16, 2005. Additionally, the investors received Series A warrants providing 80% coverage of the initial 394,737 shares, with an exercise price of $5.07 per share for the first half of the warrants, and $5.53 for the second half. The Company received net proceeds at the closing in the amount of $1,480,000, after deducting certain legal fees and expenses reimbursed to Bluegrass. The Company paid a finder's fee of $105,000 and issued warrants to purchase 10,000 shares with an exercise price of $5.07 per share and warrants to purchase 10,000 shares with an exercise price of $5.53 per share to Granite Financial Group, Inc. as a fee in connection with the transaction. The funds received under the SPA were used for working capital and debt reduction.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Statements of Operations as a percentage of sales.

                                                                  For The Three Months              For The Nine Months
                                                                          Ended                            Ended
                                                                 -----------------------          -------------------------
                                                                  May 31,        May 31,          May 31,           May 31,
                                                                   2004           2003             2004              2003
                                                                 --------        -------          -------           -------
SALES..................................................           100.0%         100.0%           100.0%            100.0%
COST OF SALES..........................................            88.6%          89.0%            89.4%             90.0%
                                                                  -----          -----            -----             -----
             GROSS PROFIT..............................            11.4%          11.0%            10.6%             10.0%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE............             6.3%           5.1%             5.7%              5.5%
                                                                  -----          -----            -----             -----
              INCOME FROM OPERATIONS...................             5.1%           5.9%             4.9%              4.5%

TOTAL INTEREST EXPENSE ................................             2.0%           2.0%             2.0%              2.6%
                                                                  -----          -----            -----             -----
INCOME BEFORE INCOME TAXES.............................             3.1%           3.9%             2.9%              1.9%
                                                                  -----          -----            -----             -----
INCOME TAXES ..........................................              --             --               --                --
                                                                  -----          -----            -----             -----
            NET INCOME.................................             3.1%           3.9%             2.9%              1.9%
                                                                  =====          =====            =====             =====

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

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

OF FACTORS, INCLUDING CONTINUED MARKET DEMAND FOR THE TYPES OF PRODUCTS AND SERVICES PRODUCED AND SOLD BY THE COMPANY.

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2004 TO THE THREE MONTHS ENDED MAY 31, 2003.

REVENUES - Revenues for the quarters ended May 31, 2003 and May 31, 2004 totaled $9.9 million and $7.6 million, respectively, a decrease of $2.3 million or 23%. The Company is near completion of significant tooling programs for both the Mercedes-Benz M Class sports utility vehicle and a new "crossover" vehicle.

The Company's backlog of awarded contracts, which are all believed to be firm, was approximately $7.6 million and $26.1 million as of May 31, 2004 and May 31, 2003, respectively. The Company expects all backlog contracts will be reflected in sales during fiscal years ending August 31, 2004 and 2005. The Company continues to see a general "softness" in the overall domestic automotive tooling industry. The Company believes that such conditions should improve in the fourth quarter of fiscal 2004 and the first two quarters of 2005 as a result of recent increased quoting activities. Such tooling programs may have been delayed for many reasons including continued styling changes, production related issues as well as the effects of the global automotive supply chain on the awarding of contracts. The Company continues to be optimistic and is aggressively pursuing available tooling contracts.

COST OF SALES - Total cost of goods sold was $6.7 million for the third quarter of fiscal 2004 and $8.8 million for fiscal 2003, and as a percent of sales decreased slightly from 89.0% for 2003 to 88.6% for 2004. Direct costs (materials and labor) decreased by $2.0 million, from $6.4 million for 2003 to $4.4 million for 2004. As a percent of sales, direct costs decreased from 64.8% in 2003 to 57.5% in 2004. Engineering expense decreased by $129,000 from $660,000 for 2003 to $531,000 for 2004. Lastly, manufacturing overhead increased by $100,000 from $1.7 million for 2003 to $1.8 million for 2004. As a percent of sales, manufacturing overhead expense increased from 17.5% in 2003 to 24.1% in 2004 as a result of lower revenue levels to absorb fixed manufacturing overhead expense. Additional details of these changes in cost of sales for the third quarters of fiscal 2003 and 2004 are as follows:

      - Direct materials expense decreased from $1.9 million for the third quarter of 2003 to $763,000 for 2004 and as a percent of sales, decreased from 19.2% to 10.0%. This decrease was a result of lower material requirements for current tooling contracts. Outside services expense decreased from $2.8 million for 2003 to $1.9 million for 2004 and as a percent of sales from 28.4% to 25.5%. This decrease was largely due to the Company incurring $734,000 less in expense related to its outsourced revenue in the third quarter of 2004. The balance of the outside services expense decreased from $448,000 to $301,000 as a result of the Company outsourcing less of certain manufacturing processes in the third quarter of 2004.

      - Direct labor expense remained consistent at $1.7 million for 2003 and 2004 and as a percent of sales increased from 17.2% to 22.0%. During the third quarter of 2004 the Company incurred a 1% decrease in direct labor hours, from 83,000 hours in 2003 to 82,000 in 2004. Of the total direct labor expense, regular or straight time decreased by $25,000 however as a percent of sales it increased from 10.7% for 2003 to 13.7% for 2004. Overtime expense decreased slightly from $644,000 for 2003 to $632,000 for 2004 however, as a percent of sales, increased from 6.5% for 2003 to 8.3% for 2004.

      - Engineering expense decreased from $660,000 for 2003 to $531,000 for 2004. As a percent of sales, engineering expense increased from 6.7% to 7.0% as a result of lower revenue levels in 2004 to absorb engineering expense overhead.

      - Manufacturing overhead was $1.7 million or 17.5% of sales for 2003 as compared to $1.8 million or 24.1% of sales for 2004. During 2004, increases in manufacturing overhead were largely due to increases in supervision and indirect labor expense, medical insurance premiums and payroll tax expense.

SELLING AND ADMINISTRATIVE EXPENSE - Selling and administrative expense decreased slightly from $506,000 for the third quarter of 2003 to $480,000 for 2004. As a percent of sales, selling and administrative expense increased from 5.1% for 2003 to 6.3% for 2004. The largest selling and administrative expense decreases were in director's fees and liability insurance.

INTEREST EXPENSE - Interest expense decreased from $196,000 for 2003 to $149,000 for 2004. This decrease was largely due to the lower levels of debt during the comparative periods.

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2004 TO THE NINE MONTHS ENDED MAY 31, 2003.

REVENUES - Revenues for the nine months ended May 31, 2004 totaled $24.2 million as compared to $22.6 million for the nine months ended May 31, 2003, an increase of 7%. This increase is due the Company being in the final phase of completion on two significant tooling programs.

The Company continues to see a general "softness" in the overall domestic automotive tooling industry. The Company believes that such conditions should improve in the fourth quarter of fiscal 2004 and the first two quarters of 2005 as a result of recent increased quoting activities. Such tooling programs may have been delayed for many reasons including continued styling changes, production related issues as well as the effects of the global automotive supply chain on the awarding of contracts. The Company continues to be optimistic and is aggressively pursuing available tooling contracts. For the nine months ended May 31, 2004, the Company had incurred approximately 247,000 shop floor hours as compared to 213,000 during the same period of 2003, an increase of 34,000 hours or 16%.

COST OF SALES - Cost of goods sold increased from $20.3 million for the nine months ended May 31, 2003 to $21.6 million for the nine months ended May 31, 2004, however as a percent of sales decreased slightly from 90.0% for 2003 to 89.4% for 2004. Direct costs (materials and labor) increased by $890,000 million, from $13.5 million for 2003 to $14.4 million for 2004. Engineering expense increased by $200,000 from $1.7 million for 2003 to $1.9 million for 2004. Lastly, manufacturing overhead increased by $300,000 from $5.0 million for 2003 to $5.3 million for 2004. Additional details of these changes in cost of sales for the nine months ended May 31, 2003 and May 31, 2004 are as follows:

      - Direct materials expense decreased from $4.1 million to $3.5 million for the first three quarters of 2003 and 2004, respectively. Outside services expense increased from $5.3 million for 2003 to $6.0 million for 2004 and as a percent of sales from 23.5% to 24.8%. This increase was largely due to the Company outsourcing certain manufacturing processes during the first two quarters of 2004 in an attempt to meet customer delivery dates while incorporating a high number of customer engineering changes to the tooling.

      - Direct labor expense increased from $4.2 million for 2003 to $4.9 million for 2004 and as a percent of sales increased from 18.4% to 20.4%. This change was a result of the Company incurring a 16% increase in direct labor hours, from 213,000 hours in 2003 to 247,000 in 2004. Of the total direct labor expense, regular or straight time increased by $444,000 and as a percent of sales from 12.0% for 2003 to 13.0% for 2004. Overtime expense increased from $1,448,000 for 2003 to $1,785,000 for 2004 and as a percent of sales, increased from 6.4% for 2003 to 7.4% for 2004 as a result of the Company attempting to meet customer delivery dates while incorporating a high number of customer engineering changes to the tooling.

      - Engineering expense increased from $1.7 million, 7.6% of sales, for 2003 to $1.9 million, 7.8% of sales, for 2004. This increase was due to the Company's level of engineering personnel staffing required to fulfill the design and project management portions of contracts.

      - Manufacturing overhead was $5.0 million or 22.3% of sales for 2003 as compared to $5.3 million or 22.0% of sales for 2004. During 2004, increases in manufacturing overhead were largely due to increases in supervision and indirect labor expense, medical insurance premiums and increases in payroll tax expense.

SELLING AND ADMINISTRATIVE EXPENSE - Selling and administrative expense increased from $1.2 million for the first three quarters of 2003 to $1.4 million for 2004. As a percent of sales, selling and administrative expense increased from 5.5% for 2003 to 5.7% for 2004. The largest selling and administrative expense increases were in salaries and wages and State of Michigan Single Business Tax expense.

INTEREST EXPENSE - Interest expense decreased from $577,000 for 2003 to $480,000 for 2004. This decrease was largely due to the lower levels of debt during the comparative periods.

FEDERAL INCOME TAXES

For the three and nine months ended May 31, 2004, the Company recorded a reduction in the valuation allowance of approximately $81,000 and $234,000, respectively, to offset the income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended May 31, 2004, the Company's cash used in operating activities was $1.6 million. This largely resulted from an increase of $5.0 million in receivables and a $3.8 million decrease in contracts in process. From investing activities, the Company incurred an increase in other assets (cash surrender value of life insurance policies) of $22,000 and $821,000 in additions to property, plant and equipment. The Company received net cash from financing activities of $2.5 million. The cash from financing activities included the Company receiving $1.3 million through the sale of common stock and borrowed $1.5 million on it's revolving line of credit while reducing it's long-term debt by $436,000.

The Company believes that the unused portion of the increased revolving bank working capital credit line, receipt of progress payments from the Company's major customer, equity raised during the third quarter and subordinated debt issued subsequent to the quarter end as well as funds generated from operations should be sufficient to cover anticipated cash needs through fiscal 2005. However, depending on the level of future sales, and the terms of such sales, an expanded credit line or other financial instruments may be necessary to finance increases in trade accounts receivable and contracts in process. The Company believes it will be able to obtain such expanded credit line and/or other financing, if required.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

   Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision, and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and Chief Financial Officer ("CFO"), of the effectiveness and design of disclosure controls and procedures used to prepare consolidated financial statements. Based on that evaluation, the CEO and CFO have concluded the disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or to be filed with the SEC are adequate and are operating in an effective manner. While the CEO and CFO believe that the Company's existing disclosure controls and procedures have been effective to accomplish its objectives, the CEO and CFO intend to examine, refine and formalize our disclosure controls and procedures and monitor ongoing developments.

   There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

      Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

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

ITEM 5. OTHER INFORMATION

      On June 16, 2004, the Company executed a new loan agreement with its primary lender. Under such agreement the existing financing was extended to December 1, 2007 and the Revolving Line of Credit was increased from $10.0 million to $12.5 million. In addition, the Company received a $500,000 Non-Revolving Capital Equipment Note. Under the new loan agreement, the Company is required to maintain certain levels of Tangible Effective Net Worth, Debt to Tangible Net Worth and Debt Service Coverage. At May 31, 2004, the Company was in compliance with these new covenants.

      On July 9, 2004, the Company entered into a Subordinated Loan and Security Agreement with The Hillstreet Fund II, LP. The Company received $3.0 million in subordinated debt, due and payable by June 30, 2010. Interest shall be payable quarterly commencing September 30, 2004 at an interest rate of 14% per annum. In addition, the Company will accrue 6% interest, compounded quarterly, which shall be due and payable upon the maturity of the loan principal. Principal shall be payable in quarterly installments of $250,000 commencing September 30, 2007 until June 30, 2010.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            10.1 Securities Purchase Agreement, dated March 16, 2004 (Incorporated by reference as Exhibit 10.4 to Registrant's Registration Statement on Form S-3 (File No. 333-114955) filed with the Commission on April 28, 2004)

            10.2 Registration Rights Agreement, dated March 16, 2004 (Incorporated by reference as Exhibit 10.1 to Registrant's Registration Statement on Form S-3 (File No. 333-114955) filed with the Commission on April 28, 2004)

            10.3 Form of Series A Warrant, dated March 16, 2004 (Incorporated by reference as Exhibit 10.2 to Registrant's Registration Statement on Form S-3 (File No. 333-114955) filed with the Commission on April 28, 2004)

            10.4 Form of Series B Warrant, dated March 16, 2004 (Incorporated by reference as Exhibit 10.3 to Registrant's Registration Statement on Form S-3 (File No. 333-114955) filed with the Commission on April 28, 2004)

            10.5 Third Amendment to Line of Credit and Term Loan Agreement, dated July 9, 2004, with Comerica Bank

            10.6 Second Amendment to Line of Credit and Term Loan Agreement (including Capital Equipment Note), dated June 16, 2004, with Comerica Bank

            10.7 Subordinated Loan and Security Agreement, dated July 10, 2004, with The Hillstreet Fund II, LP

            10.8 Subordinated Note due June 30, 2010, dated July 10, 2004, with The Hillstreet Fund II, LP

            31.1  Principal Executive Officer Certification

            31.2  Principal Financial Officer Certification

             32 Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Sec. 906

      (b)   Reports on Form 8-K:

            Current Report on Form 8-K, dated March 22, 2004, relating to private placement and filed with the Commission on March 24, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 15, 2004

                                         Riviera Tool Company

                                         /s/ Kenneth K. Rieth
                                         --------------------------------------
                                         Kenneth K. Rieth
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

                                         /s/ Peter C. Canepa
                                         --------------------------------------
                                         Peter C. Canepa
                                         Chief Financial Officer, Treasurer and
                                         Secretary (Principal Financial and
                                         Accounting Officer)