Form 10-K
period 2004-08-31
RIVIERA TOOL CO
filed 2004-12-27
CIK 1018349

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                  ------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended August 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-12673

                              RIVIERA TOOL COMPANY
             (Exact name of registrant as specified in its charter)

               MICHIGAN                                38-2828870
-----------------------------------------         ----------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)


        5460 EXECUTIVE PARKWAY SE
             GRAND RAPIDS, MI                             49512
-----------------------------------------         ----------------------
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (616) 698-2100

    Securities registered pursuant to Section 12(b) of the Act: Common Stock, no par value

            Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes[ ] No [X]

The aggregate market value of the voting common stock of the Registrant (based upon the last reported sale of the Common Stock at that date by the American Stock Exchange) held by non-affiliates was $3,703,405 as of December 23, 2004.

The number of shares outstanding of the Registrant's common stock as of December 15, 2004 was 3,774,346 shares of common stock without par value.

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

                              RIVIERA TOOL COMPANY

                           Annual Report on Form 10-K

                                December 27, 2004

                                TABLE OF CONTENTS


                                                                                                            PAGE
                                                                                                            ----
                                                PART I

Item 1.     Business.....................................................................................     3
Item 2.     Properties...................................................................................     6
Item 3.     Legal Proceedings............................................................................     7
Item 4.     Submission of Matters to a Vote of Security Holders..........................................     7

                                                PART II

Item 5.     Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases
            of Equity Securities.........................................................................     7
Item 6.     Selected Financial Data......................................................................     8
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations........     9
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk...................................    14
Item 8.     Financial Statements and Supplementary Data..................................................    15
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........    29
Item 9A.    Controls and Procedures......................................................................

                                                PART III

Item 10.    Directors and Executive Officers.............................................................    29
Item 11.    Executive Compensation.......................................................................    29
Item 12.    Security Ownership of Certain Beneficial Owners and Management...............................    29
Item 13.    Certain Relationships and Related Transactions...............................................    29
Item 14.    Principal Accountant Fees and Services.......................................................    37

                                                PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................    37

            SIGNATURES...................................................................................    39

                                     PART I

ITEM 1. BUSINESS

      GENERAL

      Riviera Tool Company (the "Company") is a designer and manufacturer of large scale, complex stamping die systems used to form sheet metal parts. Most of the stamping die systems sold by the Company are used in the production of automobile and truck body parts such as roofs, hoods, fenders, doors, door frames, structural components and bumpers. The following table sets forth the Company's sales (in millions) and percentage of total sales by major customers, DaimlerChrysler, Ford Motor Company, General Motors Corporation, Mercedes-Benz and BMW (the "OEM's") in fiscal years 2002, 2003 and 2004.

                                                                         YEAR ENDED AUGUST 31,
                                                            ---------------------------------------------
                      CUSTOMER                                   2002            2003           2004
                      --------                              --------------   -------------   ------------
                                                            AMOUNT    %      AMOUNT    %     AMOUNT    %
                                                            ------   ----    ------   ----   ------   ---
Suppliers of Mercedes-Benz................................  $   --    --%    $ 19.2    56%   $ 20.8    84%
BMW.......................................................     0.6     4        0.3     1        --    --
Suppliers of BMW..........................................     0.6     4        3.0    10        --    --
DaimlerChrysler AG........................................     0.9     6        1.9     6       0.2     1
Suppliers of DaimlerChryslerAG............................     0.2     1        1.0     1       0.3     1
Ford Motor Company........................................      --    --        0.9     1        --    --
Suppliers of Ford Motor Co................................     0.8     6        2.4     7        --    --
General Motors Corporation................................     8.5    61        0.5     2       0.9     4
Suppliers of General Motors Corporation...................     0.6     4        0.2    --       0.5     2
Other auto and  truck manufacturers and  their suppliers..     1.8    14        4.7    16       2.0     8
                                                            ------   ---     ------   ---    ------   ---
       Total Sales........................................  $ 14.0   100%    $ 34.1   100%   $ 24.7   100%
                                                            ------   ---     ------   ---    ------   ---

      The Company was originally incorporated in 1967 and was incorporated in its present form in 1988, under the laws of the State of Michigan.

INDUSTRY TRENDS

      The principal factor affecting tooling demand is the level of capital spending on manufacturing equipment for use in the production of new products or models and, in the Company's case, predominantly the automotive industry. The market for U.S. produced tooling has both cyclical and structural factors that create tooling product demand.

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

      Engineering of Product and Process. As the OEMs continue their efforts to reduce lead times of new model launches, the Company produces concurrently, rather than sequentially, many of its tool designs and manufacturing processes. In certain instances, before the final design by the customer is complete, the Company already has ordered many of the raw materials, such as steel, and may have begun various machining operations. Typically, the Company will receive part data or descriptions in the form of electronic files, which the customer wants the Company to use in developing a tool to produce that part. The tool design is then created by the Company, utilizing computer aided-design ("CAD") software. The Company then utilizes computer software that simulates the metal-forming process within the die. This simulation data is then utilized in final die design to reduce the need for expensive and time-consuming reworking of the die during the tryout process. Upon completion of tool design, the Company develops the computer programs (computer-aided-manufacturing ("CAM") software) which drive the cutter paths on the machine tools. These machine tools fabricate many components for the tool. A variety of machine tools are utilized to cut and polish the various parts and surfaces of the tool, including the Company's high-speed machining centers and 5-axis machining centers, all of which are computer-numerically-controlled ("CNC"). The process of utilizing high-speed CNC machining centers reduces the traditional requirement for expensive and time-consuming hand finishing. After the tool components are produced or purchased, they are assembled and fitted together.

      Prototype Tooling and Parts. Prototype tooling and parts are utilized during the design phase of new models. The automobile manufacturers validate the fit and function of the respective components and assemblies and the repeatability of the respective production processes using these tools. The parts manufactured from prototype tools are also often used in crash testing.

      Typically, prototype tools associated with the primary metal forming operations are manufactured from an alloy casting or mild steel and subsequently machined using the mathematical database and related CNC programs. After machining, the prototype tools are assembled and tested to validate the integrity and repeatability of the final manufacturing process. The results of the validation process are incorporated into the mathematical database, which will then be used to manufacture the final production tools. After testing the primary forming operations, prototype parts are manufactured using special means, such as computerized laser-cutting machines, to trim off excess scrap and to incorporate various slots and holes. These parts are then sent to the automobile manufacturers for further testing and evaluation. The results of this testing and evaluation may require the incorporation of additional design and manufacturing process modifications prior to construction of the production tooling.

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

MARKETING AND SALES

      The Company's marketing emphasis is on DaimlerChrysler, Ford, General Motors, Mercedes-Benz and BMW and their respective tier one suppliers. The Company maintains relationships with DaimlerChrysler, Ford, General Motors, Mercedes-Benz and BMW that directly accounted for approximately 5%, in the aggregate, of the Company's revenues in 2004. For the year ended August 31, 2004, DaimlerChrysler, Ford, General Motors, Mercedes-Benz, BMW and their respective tier one suppliers accounted for approximately 92%, in the aggregate, of the Company's revenues. For the year ended August 31, 2003, DaimlerChrysler, Ford, General Motors, Mercedes-Benz and BMW and their respective tier one supplier directly accounted for 84%, in the aggregate, of the Company's revenues.

      The Company typically sells its tooling systems to either OEMs directly or to manufacturers of products under contract with such OEMs (tier one suppliers). Sales efforts are conducted primarily by the Company's Vice President of Sales, President, senior management and project management personnel. Frequent contact is made with domestic and foreign automobile manufacturers, their purchasing agents, and platform managers and tier one suppliers. Typically, the Company's sales process begins when a package or request for quotation is received from the tier one supplier or OEM. Generally, the Company recommends process and design changes to improve the cost and quality of a product. The Company maintains a computer database with historical information regarding dies it has previously manufactured. This database assists the Company in quoting prices for dies and enables it to respond to most quotation requests quickly and accurately. If a customer decides to accept the Company's quotation, a purchase order is issued subject to price adjustments for engineering changes as requested by the customer. Bids generally are awarded based on technological capability, price, quality and past performance.

BACKLOG AND SEASONALITY

      The Company's backlog of awarded contracts, which are all believed to be firm, was approximately $2.5 million and $27 million as of August 31, 2004 and 2003, respectively. Subsequent to August 31, 2004, the Company received new orders increasing its backlog to $7.2 million, as of December 12, 2004. The Company expects all backlog contracts will be reflected in sales during fiscal years ended August 31, 2005 and 2006. The Company's sales of stamping dies do not follow a seasonal pattern; however, the timing of new model introductions and existing model restyling tooling programs are dependent on DaimlerChrysler, Ford, General Motors, Mercedes-Benz, BMW and their respective introduction of new models.

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

SIGNIFICANT CUSTOMERS

      The Company maintains relationships with DaimlerChrysler, Ford, General Motors, Mercedes-Benz and BMW, which directly accounted for approximately 5%, in the aggregate, of the Company's revenues in 2004. For the year ended August 31, 2004, DaimlerChrysler, Ford, General Motors, Mercedes-Benz and BMW and their respective tier one suppliers accounted for approximately 92%, in the aggregate, of the Company's revenues.

EMPLOYEES

      The Company's work force consists of approximately 135 full-time employees, of which approximately 30 are managerial and engineering personnel. The balance consists of hourly employees engaged in manufacturing and indirect labor support. Included among these hourly workers are approximately 85 skilled tradesmen who are either journeymen tool and die makers or machinists. None of the Company's employees are covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good. The Company has a discretionary contribution 401(K) plan. The Company has no pension liabilities arising from any defined benefit plan.

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

ITEM 2. PROPERTIES

      The Company's facilities are located in Grand Rapids, Michigan, and consist of approximately 177,000 square feet of space, of which 28,000 square feet is utilized for office, engineering and employee service functions. Constructed in 1989, the facility is leased with a lease term expiring in 2018. The facility lease provides for annual payments of $944,847 plus an escalation of base rent of approximately $.14 per square foot. The Company has an option to renew this lease for an additional ten-year term at a rate based upon the then prevailing market rates for similar properties. The Company believes its facilities are modern, well maintained, adequately insured and suitable for their present and intended uses.

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

                                          FISCAL 2003                FISCAL 2004
                                     ---------------------      ---------------------
                                      HIGH           LOW         HIGH           LOW
                                      ----           ---         ----           ---
1st quarter......................    $ 1.49         $ 1.04      $ 5.10         $ 3.10
2nd quarter......................    $ 2.45         $ 1.01      $ 5.70         $ 3.66
3rd quarter......................    $ 3.55         $ 1.75      $ 4.99         $ 3.16
4th quarter......................    $ 5.10         $ 2.81      $ 3.70         $ 1.86

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

                                                                           FISCAL YEAR ENDED AUGUST 31,
                                                      ------------------------------------------------------------------
                                                         2000         2001           2002          2003          2004
                                                      ----------   -----------   -----------    ----------    ----------
STATEMENT OF OPERATIONS DATA:

Sales.............................................    $   25,187   $    12,047   $    14,050    $   34,084    $   24,689
Gross Profit (Loss)...............................         3,794        (3,062)         (630)        3,377        (5,349)
Income (Loss) from Operations.....................         1,655        (4,712)       (2,289)        1,687        (7,363)
Interest Expense..................................           890           725           653           779           872
Other (Income)/Expense............................           119             5            59             8             6
Income (Loss) before Income Taxes.................           645        (5,442)       (3,002)          900        (8,241)
Income Tax Expense (Benefit)......................           242        (1,538)           --            --            --
                                                      ----------   -----------   -----------    ----------    ----------
Net Income (Loss) available for common shares.....    $      404   $    (3,904)  $    (3,002)   $      900    $   (8,241)
                                                      ==========   ===========   ===========    ==========    ==========
Diluted Earnings (Loss) per common share..........    $      .12   $     (1.16)  $      (.89)   $      .27    $    (2.18)
                                                      ==========   ===========   ===========    ==========    ==========
Diluted common shares outstanding.................         3,379         3,379         3,379         3,379         3,774
OTHER DATA :
Depreciation and amortization expense.............    $    1,940   $     1,952   $     1,913    $    1,840    $    1,758

                                                                                 AS OF AUGUST 31,
                                                      ------------------------------------------------------------------
                                                         2000         2001           2002          2003          2004
                                                      ----------   -----------   -----------    ----------    ----------
BALANCE SHEET DATA:
Working Capital (Deficit)........................     $   13,051   $     5,176     $  (3,513)    $   7,762    $   (6,954)
Total Assets.....................................         35,076        25,146        24,984        33,751        27,898
Current Portion of Long-Term Debt................          1,984         1,876         3,855           639        15,735
Revolving Line of Credit.........................          5,080         3,143         6,500         5,982         9,850
Long-term Debt, less current portion.............          5,223         3,384            --         2,418            --
Common Stockholders' Equity......................         18,715        14,812        11,810        12,710         5,780

The following table is derived from the Company's Statement of Operations and sets forth, for the periods indicated, selected operating data as a percentage of sales.

                                                                    FISCAL YEAR ENDED AUGUST 31,
                                                   -----------------------------------------------------------
                                                   2000         2001           2002          2003         2004
                                                   ----         ----           ----          ----         ----
STATEMENT OF OPERATIONS DATA:
Sales...........................................   100%       100%             100%          100%         100%
Gross Profit (Loss).............................    15        (25)              (4)           10          (22)
Income (Loss) from Operations...................     7        (39)             (16)            5          (30)
Interest Expense................................     4          6                5             2            3
Income (Loss) before Income Taxes...............     3        (45)             (21)            3          (33)
Federal Income Tax Expense (Benefit)............     1        (13)              --            --           --
                                                    --        ---              ---           ---          ---
Net Income (Loss) available for common shares...     2%       (32%)            (21%)           3%         (33)%
                                                    ==        ===              ===           ===          ===
OTHER DATA:
Depreciation and amortization expense...........     8%        16%              14%            5%           7%

QUARTERLY FINANCIAL DATA

The following is a condensed summary of quarterly results of operations for 2002, 2003 and 2004 (in thousands, except per share data):



                                                              NET INCOME           DILUTED
                                                                /(LOSS)     --------------------
                                                               AVAILABLE    EARNINGS
                                       GROSS      OPERATING      FOR        (LOSS)       COMMON
                                      PROFIT/      INCOME/      COMMON        PER        SHARES
                          SALES       (LOSS)       (LOSS)       SHARES       SHARE     OUTSTANDING
                          -----       -------     ---------   ----------    --------   -----------
2002:  First ........   $   3,364    $    (182)   $    (648)  $     (818)   $  (.24)      3,379
       Second .......       3,452         (141)        (519)        (688)      (.20)      3,379
       Third ........       3,702          137         (304)        (453)      (.13)      3,379
       Fourth .......       3,532         (444)        (818)      (1,043)      (.32)      3,379
                        ---------    ---------    ---------   ----------    -------       -----
            Total       $  14,050    $    (630)   $  (2,289)  $   (3,002)   $  (.89)      3,379
                        =========    =========    =========   ==========    =======       =====

2003:  First ........   $   4,339    $     293    $     (29)  $     (189)   $  (.06)      3,379
       Second .......       8,304          869          453          231        .07       3,379
       Third ........       9,919        1,093          587          391        .12       3,379
       Fourth .......      11,522        1,121          676          467        .14       3,379
                        ---------    ---------    ---------   ----------    -------       -----
            Total       $  34,084    $   3,376    $   1,687   $      900    $   .27       3,379
                        =========    =========    =========   ==========    =======       =====

2004   First ........   $   8,311    $     850    $     446   $      238    $   .07       3,379
       Second .......       8,293          840          335          212        .06       3,379
       Third ........       7,597          867          387          239        .06       3,774
       Fourth .......         488       (7,906)      (8,531)      (8,930)     (2.37)      3,774
                        ---------    ---------    ---------   ----------    -------       -----
            Total       $  24,689    $  (5,349)   $  (7,363)  $   (8,241)   $ (2.18)      3,774
                        =========    =========    =========   ==========    =======       =====

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

GENERAL OVERVIEW

      The Company is a designer and manufacturer of large scale, complex stamping die systems used to form sheet metal parts. Most of the stamping die systems, sold by the Company, are used in the high-speed production of automobile and truck body parts such as doors, frames, structural components and bumpers. A majority of the Company's sales are to DaimlerChrysler, Ford Motor Company, General Motors Corporation, Mercedes-Benz, BMW and their tier one suppliers of sheet metal stamped parts and assemblies.

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

      - Revenue recognition - The Company recognizes revenue on time and material contracts utilizing the completed-contract method. Revenue is recognized on all other contracts utilizing the percentage-of-completion method. Under the completed-contract method, the contract is considered complete when all costs except for insignificant items have been incurred and has been approved by the customer. Under the percentage-of-completion method, estimated contract earnings are based on total estimated contract profits multiplied by the ratio of labor hours incurred to total estimated labor hours on the contract. Provisions for total estimated losses on contracts in process are recognized in the period such losses are determined. Changes in job performance, conditions and estimated profitability may result in revisions to costs and income and are recognized in the period such revisions are determined.

      - Net book value of long-lived assets - The Company periodically reviews the carrying value of its long-lived assets held and used. This review is performed using estimated future cash flows. If the carrying value of a long-lived asset is considered to be impaired, an impairment charge is recorded for the amount that the carrying value of the long-lived asset exceeds its fair value.

NEW ACCOUNTING STANDARDS

      In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant impact on the Company's financial statements.

      In April, 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued and is effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting of derivatives, including derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 149 did not have any impact on the Company's financial position, results of operations or cash flows.

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

      In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an Interpretation of APB No. 50 ("FIN 46") and was amended in December 2003. FIN 46 is effective in February 2003 for all new variable interest entities created or acquired. For variable interest entities created or acquired before February 2003, FIN 46 is effective in February 2004. FIN 46 requires consolidation of a variable interest entity if a company's variable interest absorbs a majority of the entity's losses or receives a majority of the entity's expected residual returns, or both. The adoption of FIN 46 did not have any impact on the Company's financial position, results of operations or cash flows.

BASIS OF PRESENTATION

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 2004, the Company sustained a loss from operations of $7,363,027 and a net loss of $8,241,478. This loss resulted in an accumulated deficit of $10,646,487 as of August 31, 2004. Further, the Company was not in compliance with the covenants of its long-term loan agreement causing the Company's debt to be classified as current in the financial statements. The Company's agreement was extended to December 31, 2004. The Company is currently negotiating a three month extension of such agreement. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Company believes that the revolving line of credit and the funds generated from operations, will be sufficient to cover anticipated cash needs through fiscal 2005. However, depending on Company's primary lenders willingness to extend the due date of the facility as well as the level of future sales, terms of such sales, financial performance and cash flow of existing contracts, such financing may not be sufficient to support operations. Therefore, the Company may be required to seek additional sources of funding.

IMPAIRMENT OF LONG-LIVED ASSETS

      The Company reviews long-lived assets for impairment if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. An asset is deemed impaired and written down to its fair value if estimated related total future undiscounted cash flows are less than its book (carrying) value. The Company, in performing its evaluation of long-lived assets for impairment, utilized financial projections for five future years including total undiscounted cash flow. In developing the projections, the Company estimated revenues for each year and estimated resulting margins based upon various assumptions including future market pricing trends and historical financial costs. The analysis concluded that the estimated total undiscounted future cash flows were in excess of the carrying value of long-lived assets. Had the analysis concluded that the total undiscounted future cash flows been below the carrying value, an impairment charge of the difference between the carrying value and the lower of the total discounted cash flows or fair value would have been recorded.

RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the Notes thereto included elsewhere herein.

FISCAL 2004 COMPARED TO FISCAL 2003

Revenue. Total revenue decreased from approximately $34 million in 2003 to $25 million in 2004, a decrease of 28%. This decrease was a result of the Company completing its significant tooling programs for a major European automaker for a sports utility vehicle and a new "crossover" vehicle to be manufactured in the United States. The Company's customer for these vehicles is the Tier 1 supplier to Mercedes-Benz for these particular vehicles. During the fourth quarter, the Company had significant difficulties in completing the contracts, which had a severe negative effect on revenue, cost of sales, and related earnings. The Company, due to many various circumstances, incurred significant cost overruns on many of the parts under the contracts. Many of these cost overruns involve customer timing changes, material specification changes and the Company outsourcing the completion of many dies to meet customer deadlines. All of the aforementioned issues resulted in the Company incurring approximately $4.0 million in additional outsourcing costs and $3.5 million in additional labor costs. The Company has accrued $5.2 million of estimated losses on these contracts and others as of August 31, 2004, and believes this reserve will be adequate to complete the contracts. The outsourcing costs were incurred as a result of the Company having certain "bottlenecks" in its production. These bottlenecks were a result of changes to material specifications combined with an increase in the number of engineering changes required. The material specification changes involved customer changes from a grade of steel the Company had previous experience with to a new grade of high-strength steel which, not only had the Company had no experience working with, was also new to the customer. As a result of this new material, the Company could not simulate the flow of the steel in the dies. Due to the lack of historical data as to the material flow, the Company, in some cases, had to re-cut the dies up to eight times to get the part within specifications with this material. This created capacity constraints in the Company's machining and tryout areas. As a result of these constraints, the customer required that the Company utilize specified outside die shops to complete certain dies, which were constructed internally. The customer decided that the Company's internal capacity had become overburdened as a result of the rework being performed by the Company to obtain part specifications with the new high-strength steel. Had the Company not outsourced this work, the customer may have cancelled the contracts and charged the Company for all of the added costs incurred. In addition, the customer may have discontinued the scheduled progress payments, which would have caused severe cash-flow problems for the Company. Management took the position that by outsourcing this work directly the added costs were better controlled and prevented potential cash-flow difficulties.

Despite the aforementioned fourth quarter problems, the Company did realize an overall profit on these two programs. The total amount of revenue on these contracts was $43.0 million with a net margin of $0.2 million.

Cost of Goods Sold. Cost of goods sold decreased from $30.7 million for 2003 to $30.0 million for 2004. However, as a percent of sales, cost of goods sold increased from 90.1% for 2003 to 121.7% for 2004. Direct costs (materials and labor) decreased by $0.8 million, from $21.4 million for 2003 to $20.6 million for 2004. Engineering expense remained consistent at $2.4 million for both 2003 and 2004. Lastly, of the cost of goods sold, manufacturing overhead remained consistent at $7.0 million for 2004 versus $6.9 million for 2003. Additional details of these changes in cost of sales for 2003 and 2004 are as follows:

      - Direct materials expense decreased from $6.4 million for 2003 to $4.2 million for 2004 and as a percent of sales from 18.8% to 16.9%. This decrease was largely due to lower contract material requirements during 2004 as compared to 2003. Outside services expense increased from $9.4 million for 2003 to $9.7 million for 2004 and increased as a percent of sales from 27.5% to 39.3%. Of the outsourced services expense for 2004, approximately $4.0 million of the $9.7 million was in excess of amounts estimated for certain jobs and created extensive cost overruns on those particular jobs as described in the aforementioned Revenue section.

      - Direct labor expense increased from $5.7 million for 2003 to $6.7 million for 2004 and as a percent of sales, direct labor increased from 16.7% to 27.3%. This change was a result of the Company incurring a 4.4% increase in direct labor hours, from 304,000 hours in 2003 to 318,000 in 2004. Of the total direct labor expense, regular or straight time increased by $690,000 and as a percent of sales increased from 11.0% for 2003 to 17.9% for 2004. Overtime expense increased from $1.9 million for 2003 to $2.3 million for 2004 and as a percent of sales increased from 5.7% for 2003 to 9.4% for 2004. The Company incurred added labor costs of approximately $3.5 million related to the construction and buy-off difficulties noted above.

Selling and Administrative Expense. Selling and administrative expense for 2004 increased by $324,000 to $2,014,000 as compared to $1,690,000 for 2003. As a percent of sales, selling and administrative expense increased from 5.0% for 2003 to 8.2% for 2004. This largely consisted of increases of $141,000 in administrative and sales salaries, $79,000 in State of Michigan Single Business Tax, $50,000 in Deferred Compensation expense and $38,000 in Public Company expenses.

Interest Expense. Interest expense increased from $779,000 for 2003 to $872,000 for 2004. This increase was largely due to the Company incurring additional interest expense related to issuance of $3.0 million subordinated debt during the fourth quarter of 2004.

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

FEDERAL INCOME TAX

The Company's effective income tax rates were 0% for the years ended August 31, 2002, 2003 and 2004. The Company had approximately $160,000 of alternative minimum tax credits as of August 31, 2004, the use of which does not expire, and federal net operating loss carryforwards of $6,511,000, which expire, if unused, in fiscal 2021, 2022 and 2024. The Company has a valuation allowance of $1,003,000 and $3,737,000 at August 31, 2003 and 2004, respectively, for net deferred tax assets, which may not ultimately be realized.

LIQUIDITY AND CAPITAL RESOURCES

The Company's need for working capital increased during 2004 largely as a result of the loss in the fourth quarter. For the year ended 2004, the Company utilized approximately $6.7 million in operating activities. The Company financed these needs through bank financing, issuance of subordinated debt and sale of common stock for a total of $8.0 million from financing activities. The Company also utilized $1.3 million of those proceeds in the acquisition of assets.

The Company's total bank debt as of August 31, 2004, is $15.7 million, all of which is classified as short-term debt. As of August 31, 2004, the Company was in default of its loan covenants with its lenders. As a result the Company has negotiated a $10 million Revolving Line of Credit with a balance outstanding of approximately $4.6 million (as of December 27, 2004), and term notes with an aggregate outstanding balance of $1,835,100, expiring December 31, 2004. The Revolving Line of Credit bears interest at the bank's prime rate plus 4.0 percent (an effective rate of 9.0% at November 30, 2004) and the term notes bears interest at bank's prime rate plus 4.25 percent (an effective rate of 9.25% at November 30, 2004). The Company also has two subordinated debt notes payable totaling $4,050,670 which includes $1,050,670 bearing interest at 11% and $3,000,000 bearing interest at 14% plus deferred interest of 6%.

The table below presents our significant contractual obligations as of August 31, 2004:

                                                        LESS THAN 1                                        MORE THAN 5
                                         TOTAL             YEAR          1-3 YEARS        3-5 YEARS           YEARS
                                         -----          -----------      ---------        ---------        -----------
Debt .............................    $  15,735,302    $  15,735,302               --               --               --
Operating Lease ..................       16,173,620          981,298    $     988,298    $   1,013,135    $  13,190,889
Deferred Compensation ............          216,474           50,000           45,351           43,192           77,931
Capital Lease ....................           20,070            7,367            7,367            5,336               --
                                      -------------    -------------    -------------    -------------    -------------
         Total Obligations            $  32,145,466    $  16,773,967    $   1,041,016    $   1,061,663    $  13,268,820
                                      =============    =============    =============    =============    =============

The Company believes that the revolving line of credit and the funds generated from operations, will be sufficient to cover anticipated cash needs through fiscal 2005. However, depending on Company's primary lenders willingness to extend the due date of the facility as well as the level of future sales, terms of such sales, financial performance and cash flow of existing contracts, such financing may not be sufficient to support operations. Therefore, the Company may be required to seek additional sources of funding.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Riviera Tool Company
Grand Rapids, Michigan

We have audited the accompanying balance sheets of Riviera Tool Company as of August 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended August 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Riviera Tool Company as of August 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Riviera Tool Company will continue as a going concern. As discussed in Note 2 to the financial statements, at August 31, 2004, the Company was not in compliance with its loan agreements, has losses from operations and a retained deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       DELOITTE & TOUCHE LLP

       Grand Rapids, Michigan
       December 22, 2004

                              Riviera Tool Company
                                 Balance Sheets

                                                                                                August 31
                                                                                      ------------------------------
                                        ASSETS                                Note         2003            2004
                                        ------                                ----         ----            ----
Current Assets
Cash......................................................................            $          --    $       1,200
Accounts receivable.......................................................                7,010,039       13,075,285
Costs in excess of billings on contracts in process.......................      4        12,208,666          669,143
Inventories...............................................................      5           248,559          238,301
Prepaid expenses and other current assets.................................                  294,143          235,203
                                                                                      -------------    -------------
         Total current assets.............................................               19,761,407       14,219,132

Property, plant and equipment, net........................................      6        13,046,289       12,328,746
Perishable tooling........................................................                  617,722          726,704
Other assets..............................................................                  325,198          623,635
                                                                                      -------------    -------------
         Total assets.....................................................            $  33,750,616    $  27,898,217
                                                                                      =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current portion of long-term debt.........................................      7     $     638,756    $  15,742,669
Accounts payable..........................................................                5,020,554        4,908,893
Accrued outsourced contracts payable......................................                5,903,930               --
Accrued liabilities.......................................................                  435,896          521,193
                                                                                      -------------    -------------
         Total current liabilities........................................               11,999,136       21,172,755

Long-term and subordinated debt, net of current portion...................      7         8,400,333           12,703
Accrued lease expense.....................................................      9           640,690          740,894
Deferred compensation.....................................................     10                            166,474
Deferred interest.........................................................      7                --           25,500
                                                                                      -------------    -------------
         Total liabilities................................................               21,040,159       22,118,326

Preferred stock -- no par value, $100 mandatory redemption value:
 Authorized-5,000 shares, Issued and outstanding- no shares...............                       --               --
Preferred stock -- no par value,
 Authorized -- 200,000 shares
 Issued and outstanding -- no shares......................................                       --               --
Common stockholders' equity
  Common stock -- no par value,
    Authorized -- 9,798,575 shares
    Issued and outstanding -- 3,379,609 shares at August 31, 2003 and
     3,774,346 at August 31, 2004.........................................               15,115,466       16,426,378
  Retained deficit........................................................               (2,405,009)     (10,646,487)
                                                                                      -------------    -------------
         Total common stockholders' equity................................               12,710,457        5,779,891
                                                                                      -------------    -------------
Total liabilities and stockholders' equity................................            $  33,750,616    $  27,898,217
                                                                                      =============    =============


                        See Notes to Financial Statements

                              Riviera Tool Company
                            Statements of Operations

                                                                         Year Ended August 31
                                                               2002              2003              2004
                                                               ----              ----              ----
Sales .................................................    $  14,050,133     $  34,084,111     $  24,689,221
Cost of sales .........................................       14,680,398        30,707,447        30,038,654
                                                           -------------     -------------     -------------
Gross profit (loss) ...................................         (630,265)        3,376,664        (5,349,433)
Selling and administrative expenses ...................        1,658,849         1,689,192         2,013,594
                                                           -------------     -------------     -------------
Income (loss) from operations .........................       (2,289,114)        1,687,472        (7,363,027)
                                                           -------------     -------------     -------------
Other income (expense):
    Interest expense ..................................         (652,905)         (779,074)         (871,900)
    Other .............................................              726            (8,348)           (6,551)
    Loss on asset disposals ...........................          (60,264)               --                --
                                                           -------------     -------------     -------------
Total other expense, net ..............................         (712,443)         (787,422)         (878,451)
Income (loss) -- before income tax benefit ............       (3,001,557)          900,050        (8,241,478)
                                                           -------------     -------------     -------------
Income tax benefit ....................................               --                --                --
                                                           -------------     -------------     -------------
Net income (loss) available for common shares .........    $  (3,001,557)    $     900,050     $  (8,241,478)
                                                           =============     =============     =============
Basic and Diluted earnings (loss) per common share ....    $       (0.89)    $        0.27     $       (2.18)
                                                           =============     =============     =============
Basic and Diluted common shares outstanding ...........        3,379,609         3,379,609         3,774,346

                        See Notes to Financial Statements

                              Riviera Tool Company
                    Statements of Common Stockholders' Equity

                                                       Common Stock                Retained            Total
                                                 ----------------------------      Earnings        Stockholders'
                                                   Shares          Amount          (Deficit)          Equity
                                                 ---------      -------------    -------------     -------------
                  Balance -- August 31, 2001     3,379,609      $  15,115,466    $    (303,502)    $  14,811,964
                                                 ---------      -------------    -------------     -------------

Net loss......................................          --                 --       (3,001,557)       (3,001,557)

                  Balance -- August 31, 2002     3,379,609      $  15,115,466    $  (3,305,059)    $  11,810,407
                                                 ---------      -------------    -------------     -------------

Net income....................................          --                 --          900,050           900,050

                  Balance -- August 31, 2003     3,379,609      $  15,115,466    $  (2,405,009)    $  12,710,457
                                                 ---------      -------------    -------------     -------------

Sale of Common Stock..........................     394,737          1,310,912               --         1,310,912

Net loss......................................          --                 --       (8,241,478)       (8,241,478)
                                                 ---------      -------------    -------------     -------------

                  Balance -- August 31, 2004     3,774,346      $  16,426,378    $ (10,646,487)    $   5,779,891
                                                 =========      =============    =============     =============

                        See Notes to Financial Statements

                              Riviera Tool Company
                            Statements of Cash Flows

                                                                                      Year Ended August 31
                                                                        -----------------------------------------------
                                                                            2002             2003            2004
                                                                            ----             ----            ----
Cash Flows from Operating Activities
Net income (loss) ....................................................  $  (3,001,557)   $     900,050    $  (8,241,478)
Adjustments to reconcile net income (loss) to net cash from
operating activities:
      Depreciation and amortization ..................................      1,912,733        1,839,801        1,757,862
      Loss on disposal of machinery and equipment ....................         60,264               --               --
      Decrease (increase) in assets:
         Accounts receivable .........................................        550,355       (4,110,964)      (6,065,246)
         Costs in excess of billings on contracts in process .........        165,223       (8,220,320)      11,539,523
         Inventories .................................................         58,408            2,010           10,258
         Perishable tooling ..........................................         24,216          (69,116)        (108,982)
         Prepaid expenses and other current assets ...................        (87,024)        (109,830)          58,940
      Increase (decrease) in liabilities:
         Accounts payable ............................................        796,567        3,325,775         (111,662)
         Accrued outsourced contracts payable ........................             --        5,903,930       (5,903,930)
         Accrued lease expense .......................................        (16,359)         (12,275)         100,204
         Accrued liabilities .........................................        106,164          (35,045)          85,297
         Deferred compensation .......................................             --               --          166,475
                                                                        -------------    -------------    -------------
         Cash flows from (used in) operating activities ..............        568,990         (585,984)      (6,712,739)
                                                                        -------------    -------------    -------------
Cash Flows from Investing Activities
  (Increase) decrease in other assets ................................       (167,290)         (22,138)        (298,437)
  Purchases of property, plant and equipment .........................       (298,817)        (414,211)      (1,040,319)
                                                                        -------------    -------------    -------------
          Net cash used in investing activities ......................       (466,107)        (436,349)      (1,338,756)
                                                                        -------------    -------------    -------------
Cash Flows from Financing Activities
  Net borrowings (repayments) on revolving credit line ...............      3,357,210         (517,640)       3,867,172
  Proceeds from issuance of long-term debt ...........................        470,560               --          435,100
  Principal payments on long-term debt ...............................     (1,875,631)        (797,770)        (606,059)
  Proceeds from issuance of subordinated debt ........................             --               --        3,000,000
  Capital lease ......................................................             --               --           20,070
  Deferred interest ..................................................             --               --           25,500
  Proceeds from sale of common stock .................................             --               --        1,310,912
                                                                        -------------    -------------    -------------
     Cash flows from (used in) financing activities ..................      1,952,139       (1,315,410)       8,052,695
                                                                        -------------    -------------    -------------
Net increase (decrease) in cash ......................................      2,055,022       (2,337,743)           1,200
                                                                        -------------    -------------    -------------
Cash -- beginning of year ............................................        282,721        2,337,743               --
Cash -- end of year ..................................................  $   2,337,743    $          --    $       1,200
                                                                        =============    =============    =============
Interest paid ........................................................  $     581,915    $     788,496    $     481,900
Income taxes refunded ................................................         25,000               --               --

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

ACCOUNTS RECEIVABLE.

      As of August 31, 2003 and 2004, the Company had no reserve for uncollectible accounts receivable and had $361,144 and $162,795 of unbilled accounts receivable (completed contracts for which revenue earned exceeds amounts billed), respectively.

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

      Expenditures for maintenance and repairs are charged to expense as incurred. The Company capitalizes interest cost associated with construction in process. The amount of capitalized interest was $6,703, $0 and $0 in 2002, 2003 and 2004, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS.

      The Company reviews long-lived assets for impairment if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. An asset is deemed impaired and written down to its fair value if estimated related total future undiscounted cash flows are less than its book (carrying) value. The Company, in performing its evaluation of long-lived assets for impairment, utilized financial projections for five future years including total undiscounted cash flow. The analysis concluded that the estimated total undiscounted future cash flows were in excess of the carrying value of long-lived assets. Had the analysis concluded that the total undiscounted future cash flows been below the carrying value, an impairment charge of the difference between the carrying value and the lower of the total discounted cash flows or fair value would have been recorded.

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

STOCK-BASED COMPENSATION.

      The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation," and as permitted by this standard, will continue to apply the recognition and measurement principles prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", to its stock-based compensation (see Note 10). No stock-based compensation cost is reflected in net income (loss), as all options granted under its plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the Company applied the fair value recognition principles of SFAS No. 123, there would be no impact on net income (loss) as of August 31, 2002, 2003 and 2004.

                              Riviera Tool Company
                          Notes to Financial Statements

NOTE 1 -- NATURE OF BUSINESS  AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

BUSINESS SEGMENT REPORTING.

      Based on the nature of its operations and products, the Company considers its business to be a single operating segment.

NEW ACCOUNTING STANDARDS.

      SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003 and is effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting of derivatives, including derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 149 did not have any impact on the Company's financial position, results of operations or cash flows.

      SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" was issued in May 2003 and is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have any impact on the Company's financial position, results of operations or cash flows.

      Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities," an Interpretation of APB No. 50 ("FIN 46") was issued in January 2003 and was amended in December 2003. FIN 46 is effective in February 2003 for all new variable interest entities created or acquired. For variable interest entities created or acquired before February 2003, FIN 46 is effective in February 2004. FIN 46 requires consolidation of a variable interest entity if a company's variable interest absorbs a majority of the entity's losses or receives a majority of the entity's expected residual returns, or both. The adoption of FIN 46 did not have any impact on the Company's financial position, results of operations or cash flows.

NOTE 2 -- BASIS OF PRESENTATION

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 2004, the Company sustained a loss from operations of $7,363,027 and a net loss of $8,241,478. This loss resulted in an accumulated deficit of $10,646,487 as of August 31, 2004. Further, the Company was not in compliance with the covenants of its long-term loan agreement causing the Company's debt to be classified as current in the financial statements. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Company believes that the revolving line of credit and the funds generated from operations, will be sufficient to cover anticipated cash needs through fiscal 2005. However, depending on Company's primary lenders willingness to extend the due date of the facility as well as the level of future sales, terms of such sales, financial performance and cash flow of existing contracts such financing may not be sufficient to support operations. Therefore, the Company may be required to seek additional sources of funding.

                              Riviera Tool Company
                          Notes to Financial Statements

NOTE 3 -- SALES TO MAJOR CUSTOMERS

The nature of the Company's business is such that a limited number of customers comprise a majority of its business in any given year, even though the specific customers will differ from year to year. The following table summarizes the Company's sales to those customers which represent more than 10% of the annual sales, in the particular year presented, of the Company (in 000's):

                                                          AUGUST 31
                                  ------------------------------------------------------------
                                    2002        %       2003         %        2004         %
                                  --------  --------  --------   --------  --------   --------
Oxford Automotive ............    $  1,235      9     $ 19,152      56%    $ 18,640       75%
DaimlerChrysler AG ...........         905      6        1,925       6%         209        1%
General Motors ...............       8,486     60          450       1%         938        4%
Others .......................       3,424     25       12,557      37%       4,902       20%
                                  --------    ---     --------     ---     --------      ---
     Total Sales .............    $ 14,050    100%    $ 34,084     100%    $ 24,689      100%
                                  ========    ===     ========     ===     ========      ===

Outstanding account receivables from three of these customers represented approximately 78 percent and 90 percent at August 31, 2003 and 2004 of the total accounts receivable, respectively. On December 6, 2004, the Company's largest customer, Oxford Automotive filed for protection under Chapter XI of the United States Bankruptcy Court. As of August 31, 2004, Oxford Automotive represents $10.9 million or 83% of the Company's accounts receivable. The Company had previously filed perfected security interests on all tools manufactured for this customer. As a result of these liens the Company, Oxford and Mercedes-Benz U.S. International, Inc. executed a Tri-party Tooling Agreement on May 24, 2004. Under such agreement Mercedes-Benz directly pays the Company for tooling on the behalf of Oxford. Subsequent to August 31, 2004, the Company has received approximately $9.1 million of payments from Mercedes-Benz.

NOTE 4 -- COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:

                                                                                        AUGUST 31
                                                                               ---------------------------
                                                                                   2003           2004
                                                                               ------------  -------------
Costs incurred on contracts in process under the
  percentage-of-completion method............................................  $ 26,836,205  $  22,265,744
Estimated gross profit/(loss)................................................     3,000,000     (4,250,000)
                                                                               ------------  -------------
     Total...................................................................    29,836,205     18,015,744
Less progress payments received and progress billings to date................    17,627,539     17,586,991
Plus costs incurred on contracts in process under
 the completed contract method...............................................            --        240,390
                                                                               ------------  -------------
        Costs in excess of billings on contracts in process..................  $ 12,208,666  $     669,143
                                                                               ============  =============

Included in estimated gross loss for 2003 and 2004 are contracts with estimated losses accrued of $532,665 and $5,190,491, respectively.

NOTE 5 --  INVENTORIES

Inventories consist of the following:

                                                  AUGUST 31
                                         ------------------------
                                            2003           2004
                                         ---------      ---------
Raw material stock.....................  $ 131,929      $ 140,513
Small tools and supplies...............    116,630         97,788
                                         ---------      ---------
         Total.........................  $ 248,559      $ 238,301
                                         =========      =========

                              Riviera Tool Company
                          Notes to Financial Statements

NOTE 6 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                                               AUGUST 31
                                                                      ---------------------------
                                                                          2003           2004
                                                                      ------------   ------------
Leasehold improvements..........................................      $  1,367,908   $  1,367,908
Office furniture and fixtures...................................           164,417        169,129
Machinery and equipment.........................................        22,369,833     23,080,863
Computer equipment and software.................................         2,351,580      2,788,489
Transportation equipment........................................            61,919        109,782
Construction in process.........................................           160,195             --
                                                                      ------------   ------------
   Total cost...................................................        26,475,852     27,516,171
Accumulated depreciation and amortization.......................        13,429,563     15,187,425
                                                                      ------------   ------------
   Property, plant and equipment, net...........................      $ 13,046,289   $ 12,328,746
                                                                      ============   ============
Depreciation & amortization expense.............................      $  1,839,801   $  1,757,862
                                                                      ============   ============

NOTE 7 -- LONG-TERM AND SUBORDINATED DEBT

The Company's long-term and subordinated debt, which is subject to certain covenants discussed below, consists of the following:

                                                                                                    AUGUST 31,
                                                                                      --------------------------------
                                                                                            2003               2004
                                                                                      -------------       ------------

                    REVOLVING WORKING CAPITAL CREDIT LINE

The revolving working capital credit line is collateralized by substantially all assets of the Company and provides for borrowing, subject to certain collateral requirements up to $10 million. The agreement requires a commitment fee of .25%
per annum on the average daily unused portion of the revolving credit line. The credit line is due December 31, 2004, and bears interest, payable monthly, at
4.0% above the bank's prime rate (as of November 17, an effective rate of 9%).....    $   5,982,360       $  9,849,532

                           NOTES PAYABLE TO BANKS

Note payable to bank, payable in monthly installments of $33,334, plus interest at the bank's prime rate plus 4.25% (as of November 17, 2004, an
effective rate of 9.25%), due December 31, 2004...................................        1,766,667          1,400,000

Note payable to bank, payable in monthly installments of $9,065, plus                            --            435,100
interest at the bank's prime rate plus 4.25% (as of November 17, 2004, an effective rate of 9.25%), due December 31, 2004...................................

Subordinated note payable to bank, payable in monthly installments of
$31,000, including interest at 11%, due January 1, 2008...........................        1,290,062          1,050,670

                           SUBORDINATED DEBT

Subordinated note payable, principal payable in quarterly installments of
$250,000 commencing September 30, 2007. Interest payable quarterly, in arrears, commencing on September 30, 2004 at 14%. Deferred interest accrues at 6%, compounded quarterly and payable at the earlier of loan pay-off or
June 30, 2010.....................................................................                           3,000,000
                                                                                      -------------       ------------

     Total debt...................................................................        9,039,089         15,735,302
     Less current portion of long-term and subordinated debt......................          638,756         15,735,302
                                                                                      -------------       ------------
     Long-term and subordinated debt -- Net.......................................    $   8,400,333       $         --
                                                                                      =============       ============

                              Riviera Tool Company
                          Notes to Financial Statements

NOTE 7 -- LONG-TERM AND SUBORDINATED DEBT - CONTINUED

Minimum scheduled principal payments on long-term and subordinated debt to maturity as of August 31, 2004, are as follows:

 2005......................................................  $ 15,735,302
 2006......................................................            --
 2007......................................................            --
 2008......................................................            --
 2009......................................................            --
                                                             ------------
                                Total......................  $ 15,735,302
                                                             ============

The Company was not in compliance with the covenants of its long-term loan agreements causing all of the Company's debt to be classified as current in the financial statements.

The estimated fair value of the Company's notes payable and subordinated debt approximates its carrying amount.

NOTE 8 -- FEDERAL INCOME TAXES

The provision for federal income taxes is as follows:

                                                                       AUGUST 31
                                                        --------------------------------------
                                                           2002          2003          2004
                                                        ----------    ----------    ----------
Current expense......................................   $       --    $       --    $       --
Deferred expense (benefit)...........................           --            --            --
                                                        ----------    ----------    ----------
              Income tax expense (benefit)...........   $       --.   $       --    $       --
                                                        ==========    ==========    ==========

The difference between the federal statutory tax rate and the Company's effective rate was:

                                                                AUGUST 31
                                                         ---------------------
                                                         2002     2003    2004
                                                         ----     ----    ----
Federal statutory tax rate........................       (34%)     34%    (34%)
Effect of valuation allowance.....................        34%     (36%)    34%
Other items.......................................        --        2%     --
                                                         ---      ---     ---
          Effective tax rate......................        --       --      --
                                                         ===      ===     ===

The details of the net deferred tax liability are as follows:

                                                                   AUGUST 31
                                                          ---------------------------
                                                              2003            2004
                                                          -----------     -----------
Deferred tax liabilities:
  Depreciation .......................................    $(3,148,943)    $(3,323,376)
                                                          -----------     -----------
Deferred tax assets:
  Alternative minimum tax credit carryforward ........        164,000         160,978
  Accrued lease expense ..............................        217,835         251,904
  Deferred compensation and other items ..............         78,208         136,255
  Net operating loss carryforward ....................      3,691,900       6,510,818
                                                          -----------     -----------
              Total deferred tax assets ..............      4,153,943       7,059,955
Valuation allowance recognized for deferred tax assets     (1,003,000)     (3,736,579)
                                                          -----------     -----------
              Net deferred tax liability .............    $        --     $        --
                                                          ===========     ===========

The net operating loss carryforward arising in fiscal 2001, 2002 and 2004 will expire, if unused, in fiscal 2021, 2022 and 2024, respectively.

                              Riviera Tool Company
                          Notes to Financial Statements

NOTE 9 -- OPERATING LEASES

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

Generally accepted accounting principles require that rent expense related to this type of lease be recognized ratably over the term of the lease. The difference between the rent payments made and the amount of expense recognized has been recorded as accrued lease expense (a liability). For the year ended August 31, 2002, the lease expense exceeded cash payments made by $16,359. For the year ended August 31, 2003, the cash payments made exceeded the lease expense by $35,045. For the year ended August 31, 2004, the lease expense exceeded the cash payments by $100,204.

The Company has various operating leases, including the noncancellable operating lease noted above, for facilities that expire during the next 15 years. Rent expense under these leases for the years ended August 31, 2002, 2003 and 2004 amounted to $1,075,186, $1,120,250 and $1,098,955, respectively.

The following is a schedule of future minimum rent payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of August 31, 2004.

                                                       LEASE
                  YEAR ENDED AUGUST 31,              PAYMENTS
                                                   ------------
2005...........................................    $    981,298
2006...........................................         988,298
2007...........................................       1,013,135
2008...........................................       1,039,332
2009...........................................       1,064,351
2010 and after.................................      11,087,206
                                                    -----------
        Total minimum payments required........     $16,173,620
                                                    ===========

NOTE 10 -- RETIREMENT PLANS

The Company has a profit-sharing plan that covers substantially all employees. The plan includes a 401(k) deferred-compensation option. The plan, as established, allows for discretionary contributions as determined annually by the Company's Board of Directors. No discretionary contribution was made for the years-ended August 31, 2002, 2003, and 2004. The Company also matches and contributes up to 15 percent of the employees' contributions, up to 2% of an employee's annual wage. Effective January 1, 2002, the Company, until further notice, suspended its matching share of the employees contribution. The Company's matching contributions to the plan for the years ended August 31, 2002, 2003 and 2004, amounted to $31,324, $0 and $0, respectively.

The Company has an Executive Deferred Compensation Plan with an officer who is retiring effective December 31, 2004. Under the plan, upon the earlier of death or termination of executive's employment with the Company on or after attainment of age 65, the Company shall pay to the executive, his heirs and assigns a retirement benefit equal to $50,000 per year for five years. The retirement benefit will commence on the first day of the second month following the death or termination of his employment with the Company on or after attainment of age
65. The retirement benefit shall continue with four additional payments of $50,000 each. Death of the executive after the commencement of payments shall not reduce or eliminate subsequent payments due. The Company has a key-man life insurance policy for $250,000 on such executive. As of August 31, 2004, the Company has recorded $216,474 as a liability for the Executive Deferred Compensation Plan.

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

As permitted by SFAS No. 123, "Accounting for Stock-based Compensation," the Company continues to apply the provisions of Accounting Principles Board Opinion No. 25, which recognizes compensation expense under the intrinsic value method. The compensation cost, estimated under the fair value-based method defined in SFAS No. 123, was not significant.

A summary of the status of the Option Plan and Key Option Plan during the years' presented is as follows (no stock options were granted previous to fiscal 1999 under the 1996 Stock Option Plan and the 1998 Key Employee Stock Option Plan):

                                                                                         Weighted Average
                                                                                             Exercise
                                                                              Shares          Price
                                                                             -------     ----------------
                1996 STOCK OPTION PLAN, AS AMENDED

                       Outstanding at end of year, August 31, 2001           120,000         $ 4.82
                                                                              ======         ======
Fiscal Year Ended August 31, 2002
Stock options granted ............................................                --             --
                                                                             -------         ------
                       Outstanding at end of year, August 31, 2002           120,000         $ 4.82
                                                                              ======         ======
Fiscal Year Ended August 31, 2003
Stock options granted ............................................                --             --
                                                                             -------         ------
                       Outstanding at end of year, August 31, 2003           120,000         $ 4.82
                                                                              ======         ======
Fiscal Year Ended August 31, 2004
Stock options granted ............................................                --             --
                                                                             -------         ------
                       Outstanding at end of year, August 31, 2004           120,000         $ 4.82
                                                                              ======         ======

               1998 KEY EMPLOYEE STOCK OPTION PLAN

                       Outstanding at end of year, August 31, 2001            97,000         $ 5.20
                                                                              ======         ======
Fiscal Year Ended August 31, 2002
Stock options granted ............................................                --             --
                                                                             -------         ------
                       Outstanding at end of year, August 31, 2002            97,000         $ 5.20
                                                                              ======         ======
Fiscal Year Ended August 31, 2003
Stock options granted ............................................                --             --
Stock options forfeited ..........................................            (2,000)        $ 3.75
Stock options forfeited ..........................................            (2,000)        $6.625
                                                                             -------         ------
                       Outstanding at end of year, August 31, 2003            93,000         $ 5.20
                                                                              ======         ======
Fiscal Year Ended August 31, 2004
Stock options granted ............................................                --             --
                                                                             -------         ------
                       Outstanding at end of year, August 31, 2004            93,000         $ 5.20
                                                                              ======         ======

                              Riviera Tool Company
                          Notes to Financial Statements

NOTE 12 -- WARRANTS

On March 16, 2004, the Company sold 394,737 shares of common stock in a private placement with four accredited investors for $1,500,000. In connection with this purchase, the Company issued Series A Warrants for eighty percent warrant coverage of the initial shares purchased (315,789 shares) with half of such warrants having an exercisable price of 110% of the average of the 20 consecutive Closing Prices immediately prior to the March 16, 2004 (exercise price of $5.07 per share) and the other half with an exercise price of 120% of the average of the 20 consecutive Closing Prices immediately prior to the March 16, 2004 (exercise price of $5.53 per share). Such Series A Warrants are exercisable for five years commencing six months from the Closing date. In addition, the Company issued Series A Warrants to purchase up to 20,000 shares of common stock at the same price to the broker of the transaction. The Company also issued the purchasers Series B Warrants for purchase of up to and an additional 263,158 shares at $3.80 per share. Such warrants are exercisable for eighteen months commencing six months after March 16, 2004.

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

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

      Listed below are the names of the Directors of the Company, the year in which such Director's respective term expires, and a brief account of the business experience of each Director during the past five years.

                                                                                                    TERM
          NAME                                           POSITION                                  EXPIRES      AGE
          ----                                           --------                                  -------      ---
Leonard H. Wood (4)     Vice President and General Manager of the Company.........................  2004 (4)    46
Kenneth K. Rieth        President and Chief Executive Officer of the Company......................  2008        62
Thomas H. Highley (5)   President and Chief Executive Officer, The Empire Company, Inc............  2006 (5)    63
Dr. Jay S. Baron        Director, Manufacturing Systems, Altarum, Center for Automotive Research..  2004        39
Richard V. Gillette     Director of Supplier Analysis, CSM Worldwide..............................  2006        48

(4) Mr. Wood resigned as a Director effective December 15, 2004 and will retire as Vice President and General Manager effective December 31, 2004.

(5) Mr. Highley resigned as a Director and member of the Audit, Nominating and Compensation Committees effective November 12, 2004.

KENNETH K. RIETH. Mr. Rieth has been a principal owner and President of Riviera Tool Company since 1980.

THOMAS H. HIGHLEY. Mr. Highley has been President and CEO of the Empire Company, Inc., a distributor of residential and commercial millwork products, since 1991. Mr. Highley resigned as a Director and member of the Audit, Nominating and Compensation Committees effective November 12, 2004

LEONARD H. WOOD. Mr. Wood has been a Vice President of the Company since 1985. Prior to that time, he was Project Manager with American Motors Corporation. Mr. Wood resigned as a Director effective December 15, 2004 and will retire as Vice President and General Manager effective December 31, 2004.

DR. JAY S. BARON. Dr. Jay S. Baron has been a Director of Riviera Tool Company since 2002. Dr. Baron holds a Ph.D. and Master's Degree in Industrial and Operations Engineering. Dr. Baron currently is Director of Manufacturing Systems for Altarum - Center for Automotive Research. Previously, Dr. Baron was the Manager of Manufacturing Systems for the University of Michigan's OSAT department

RICHARD V. GILLETTE. Mr. Gillette has been a Director of Riviera Tool Company since January, 2004. Mr. Gillette currently is Director of Supplier Analysis of CSM Worldwide, a provider of specialized global automotive industry advice to commercial and investment banks, private equity firms, investment analysts and others. Previously, Mr. Gillette spent thirteen years as vice president of automotive forecasting at IRN, Inc.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE COMPANY

      NAME                        POSITION                                     AGE
      ----                        --------                                     ---
Kenneth K. Rieth        President, CEO and Director                             46
Leonard H. Wood (1)     Vice.President, General Manager and Director            63
Peter C. Canepa         Secretary, Treasurer.and.CFO                            46
Thomas J. Winters       Vice.President of  Sales                                63

(1) Mr. Wood resigned as a Director effective December 15, 2004 and will retire as Vice President and General Manager effective December 31, 2004.

Messrs. Rieth's and Wood's biographies are set forth above.

PETER C. CANEPA. Mr. Canepa has been Chief Financial Officer, Secretary and Treasurer of the Company since March, 1994.

THOMAS J. WINTERS. Mr. Winters has been Vice President of Sales of the Company since 1997.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires Riviera's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities, file reports of ownership on Forms 3,4,and 5 with the SEC. Officers, directors and beneficial owners of greater than 10% of the Company's Common Shares are required by the SEC's regulations to furnish the company with copies of all Forms 3, 4 and 5 forms they file.

      Based soley on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file reports on Form 5 for the fiscal year ended August 31, 2004, the Company believed that all its officers, directors and beneficial owners of greater than ten percent of the Company's Common Shares have filed all reports applicable to them with respect to transactions during the fiscal year ended August 31, 2004.

CODE OF ETHICS

On November 3, 2004, the Company's Board of Directors adopted a Code of Ethics policy. The policy states that the Senior Financial Officers of the Company and members of the Finance Department hold an important and elevated role in corporate governance, Senior Financial Officers and Finance Members are vested with both the responsibility and authority to protect, balance, and preserve the interests of all stakeholders, including shareholders, clients, employees, suppliers, and citizens of the communities in which business is conducted. Senior Financial Officers and Finance Members fulfill this responsibility by prescribing, enforcing, and adhering to the Code of Ethics. The purpose of the Code of Ethics is to establish and document the principles that Senior Financial Officers and Finance Members are expected to adhere to and advocate. It is the Company's policy for its Senior Financial Officers and Finance Members to promote and follow a code of ethics that ensures all stakeholders' interest are appropriate balanced, protected and preserved. It is the responsibility of the Senior Financial Officers and Finance Members to abide by this Code, as well as, any other applicable Company policies or guidelines. Any violation of this Code may result in disciplinary action, up to and including immediate termination. A copy of the Company's Code of Ethics is available, free of charge, by contacting the Company.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

            The Company indemnifies its Directors and Officers to the fullest extent permitted by law so they will be free from undue concern about personal liability in connection with their service to the Company, as required under our by-laws.

                MEETINGS AND COMMITTEE OF THE BOARD OF DIRECTORS

            The Board of Directors of the Company held four (4) formal meetings during the fiscal year ended August 31, 2004. The Audit Committee of the Board of Directors held four (4) formal meetings during the fiscal year ended August 31, 2004. The Compensation Committee of the Board of Directors held no formal meetings during the fiscal year ended August 31, 2004. Each incumbent director attended at least 75% of the meetings of the Board and the committees on which he served during the fiscal year ended August 31, 2004.

                          REPORT OF THE AUDIT COMMITTEE

      Members: James V. Gillette, Chairman and Financial Expert
               Thomas H. Highley (resigned as a Director and member of
                Nominating, Audit and Compensation Committees effective November 12, 2004)

               Dr. Jay S. Baron

      The Audit Committee is responsible for:

      - recommending to the Board of Directors the retention or discharge of the independent public accountants

      - reviewing the arrangements and scope of the audit and non-audit engagements;

      -     compensation of the independent public accountants;

      - reviewing with the independent public accountants and the Company's financial officers the adequacy of the Company's internal financial controls;

      -     reviewing major changes in accounting policies; and

      - maintaining direct lines of communication with the board of directors and Riviera's management and independent public accountants

      The Audit Committee of the Board of Directors of Riviera Tool Company is responsible for providing independent, objective oversight for Riviera's financial reporting functions and internal control systems. The Audit committee is currently comprised of three nonemployee directors. Each of these members of the Audit Committee is independent as defined by the Securities and Exchange Commission regulations and the American Stock Exchange's listing standards. The Audit Committee operates under a written charter adopted by Riviera's Board of Directors.

      The Audit Committee has reviewed and discussed with the Company's management and the Company's independent auditors the audited financial statements of the Company contained in the Company's fiscal 2003 Annual Report. Without limiting the foregoing, the Audit Committee has also discussed with the Company's independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended.

      The members of the Audit Committee have received and reviewed the written disclosures and the letter from Deloitte and Touche LLP required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and have reviewed, evaluated and discussed with that firm its independence from the Company.

      Recommendation to the Riviera Tool Company Board of Directors. Based on its review of the audited financial statements and the various discussions noted above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's fiscal 2004 Annual Report on Form 10-K for the year ended August 31, 2004.

                                     The Audit Committee
                                       James V. Gillette, Chairman
                                       Thomas H. Highley
                                       Dr. Jay S. Baron

ITEM 11. EXECUTIVE COMPENSATION

      Directors who are employees of Riviera Tool Company receive no additional compensation for serving on the board of directors. On an annual basis, a non-employee director receives a fee of $5,000.

      The following table provides information about the compensation of the Company's Chief Executive Officer and two other most highly compensated executive officers at fiscal years ended August 31, 2002, 2003, and 2004. Two additional tables provide detailed information about the employees' stock options.

                           SUMMARY COMPENSATION TABLE

                                                                   OTHER         RESTRI     SECURITIES
                                                     COMP-         ANNUAL         CTED      UNDERLYING
 NAME AND PRINCIPAL         FISCAL     ANNUAL      ENSATI0N         COMP-         STOCK       OPTIONS    LTIP        ALL OTHER
      POSITION               YEAR      SALARY      BONUS(1)       ENSATION        AWARD        SARS     PAYOUTS  COMPENSATION(2)(3)
--------------------         ----      ------      --------       --------       ------     ----------  -------  ------------------

   EXECUTIVE
   OFFICERS

Kenneth K. Rieth.........    2004     $250,000     $     --         $ --           --           --        --        $   --
President, CEO and           2003     $250,000       31,500           --           --           --        --            --
Director                     2002      165,000           --           --           --           --        --           286

Leonard H. Wood (4)......    2004     $150,000     $     --         $ --           --           --        --        $
Vice President,              2003     $150,000           --           --           --           --        --         7,291
General Manager              2002      150,000           --           --           --           --        --         7,551
and Director

Peter C. Canepa..........    2004     $140,000     $ 20,000         $ --           --           --        --        $   --
Secretary, Treasurer         2003     $140,000           --           --           --           --        --            --
and CFO                      2002      140,000           --           --           --           --        --           424

      OTHER EMPLOYEE

Thomas J. Winters........    2004     $140,000     $     --         $ --           --           --        --        $   --
Vice President of            2003     $140,000           --           --           --           --        --            --
Sales                        2002      140,000           --           --           --           --        --           875

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

(3) Required matching contribution by the Company to the 401(k) plan, which is maintained by the Company for its employees generally.

(4) Mr. Wood resigned as a Director effective December 15, 2004 and will retire as Vice President and General Manager effective December 31, 2004.

OPTION GRANTS TABLE

            No stock options were granted during fiscal year ended August 31, 2004.

OPTION EXERCISES TABLE

      The following table provides information on the value of options held by each of the executive officers of the Company at August 31, 2003 measured in terms of the closing price of the Company's Common Shares on that day. There were no options exercised by any officer during the year.

                                                                    Number of
                                                                   Securities
                                                                   Underlying       Value of
                                                                   Unexercised    Unexercised
                                                                  Options/SARs      Options
                                                                  at August 31,  In-the- Money
                                            Shares                    2004         Options at
                                           Acquired       Value    Exercisable     August 31,
Name and Principal Position               on Exercise   Realized    (shares)          2004
---------------------------               -----------   --------  ------------   -------------
Kenneth K. Rieth - President,
   C.E.O. & Chairman ...................       --          --       100,000          $     0
Leonard H. Wood - Vice President,
   General Manager and Director ........       --          --        30,000(2)       $     0
Peter C. Canepa - Secretary,
   Treasurer and CFO ...................       --          --        30,000(2)       $     0
Thomas J. Winters
Vice President of Sales ................       --          --        30,000(2)       $     0

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The members of the compensation committee during fiscal year ended 2004 were Thomas H. Highley, Richard V. Gillette and Dr. Jay S. Baron. Neither Messrs. Highley, Gillette nor Dr. Baron were ever an officer or employee of the Company or any of its subsidiaries, and none of them had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K for the fiscal year ended 2004.

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

      In addition, with respect to the base salary of Mr. Rieth, the Compensation Committee has acknowledged the longevity of Mr. Rieth's service to the Company and its belief that Mr. Rieth is an excellent representative of the Company within the industry. In assessing Mr. Rieth's compensation, the committee engaged an independent firm to perform a review of his proposed compensation. Upon completion of such review, the Board of Directors established Mr. Rieth's base salary on April 25, 2003. This base compensation consists of a regular payroll payment of $250,000 per year plus an annual bonus equal to 3.5% of the Company's income from operations before such bonus expense. Messrs. Canepa and Wood received a base salary of $140,000 and $150,000, respectively for fiscal 2004.

BONUS AWARDS

      The Company's officers may be considered for annual cash bonuses, which are awarded to recognize and reward corporate and individual performance based on meeting specified goals and objectives. The plan in effect for fiscal 2004 for Mr. Rieth did not provide a bonus to Mr. Rieth. In determining a bonus to Mr. Rieth, the Committee reviews compensation levels and financial results available to it for chief executive officers for similarly sized companies as well as those located near the Company's headquarters. Mr. Rieth recommends to the Committee Messrs. Canepa's and Wood's bonus based on his review of corporate and Messrs. Canepa's and Wood's individual performances as well as the performance bonus the management team awards to employees of the Company other than Messrs. Canepa, Wood and Rieth.

STOCK OPTIONS

      Under the Company's 1996 Incentive Stock Option Plan, as amended, stock options may be granted to the Company's key employees including Messrs. Rieth, Wood and Canepa. The number of options granted is determined by the subjective evaluation of the person's ability to influence the Company's long-term growth and profitability. For fiscal 2004, no stock options were issued under such plan.

      Under the Company's 1998 Key Employee Stock Option Plan, stock options may be granted to the Company's key employees and directors including Messrs. Rieth, Baron, Highley Wood, Gillette and Canepa. The number of options granted is determined by the subjective evaluation of the person's ability to influence the Company's long-term growth and profitability. For fiscal 2004, no stock options were issued under such plan.

      Stock options are granted with an exercise price equal to the market price of the Common Shares on the date of grant. Since the value of an option bears a direct relationship to the Company's stock price, it is an effective incentive for employees to create value for shareholders. The Committee therefore views stock options as an important component of its future compensation policy.

                                        The Compensation Committee

                                          Thomas H. Highley, Chairman
                                          James V. Gillette
                                          Jay S. Baron, Secretary

STOCK PERFORMANCE GRAPH

      The following line graph compares the cumulative total shareholder return for the Company's Common Shares with the cumulative total return of the Standards & Poors 500 Composite Index and an index of peer companies selected by the Company.

      The comparison assumes $100 was invested on March 4, 1997 (the date of the Company's initial public offering) in the Company's Common Shares, the S & P 500 Composite Index and the peer group. The companies in the peer group, all of which are in the automotive industry, are as follows:

 Dana Corporation      Hayes Lemmerz International Inc.     Spartan Motors Inc.
 Gentex Corporation    Magna International Inc.             Tower Automotive Inc
                       Superior Industries International

                                                                  INDEXED RETURNS
                                                                     Years Ending
                                       Base                      -----------------------
                                      Period                     Cumulative Total Return
                                     -------------------------------------------------------------------------
       Company Name/Index            March 4,    Aug. 31,    Aug. 31,     Aug. 31,     Aug. 31,       Aug. 31,
                                      1997         2000       2001         2002         2003           2004
                                      ----         ----       ----         ----         ----           ----
RIVIERA TOOL COMPANY                  $100       $ 67.71     $33.38       $32.27       $107.87        $45.98
S & P 500                             $100       $116.32     $87.95       $72.12       $ 80.83        $90.09
PEER GROUP                            $100       $ 80.48     $88.99       $88.81       $103.14        $98.27

[PERFORMANCE GRAPH]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Company's common stock as of December 15, 2004 with respect to
(i) each stockholder known by the Company to be the beneficial owner of 5% of the Company's common stock: (ii) each of the Company's directors; (iii) each Executive Officer or Significant Employee listed in the Summary Compensation Table under the heading "Executive Compensation" and (iv) all directors and executive officers as a group. On the table, 3,774,346 shares of common stock were issued and outstanding. Unless otherwise indicated, all persons named as beneficial owners of common stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned

                                                  BENEFICIAL OWNERSHIP TABLE
                                                                                      COMMON         PERCENTAGE OF
                                                                                      SHARES         TOTAL COMMON
   NAME OF BENEFICIAL                                                              BENEFICIALLY      SHARES OF THE
         HOLDER                          ADDRESS                                      OWNED           COMPANY
         ------                          -------                                      -----           -------
Kenneth K. Rieth       5460 Executive Parkway SE, Grand Rapids, MI  49512            769,216 (1)         20.4%
Leonard H. Wood (4)    5460 Executive Parkway SE, Grand Rapids, MI  49512             30,551 (2)          0.8%
Thomas H. Highley (5)  8181 Logistic Drive, Zeeland, MI  49464                         2,000 (3)             *
Dr. Jay S. Baron       1000 Victors Way, Suite 200, Ann Arbor, MI  48108                  --               --
Richard V. Gillette    1669 Hamilton Road, Suite 210, Okemos, MI  48864                1,000                 *
Peter C. Canepa        5460 Executive Parkway SE, Grand Rapids, MI  49512             35,512 (2)          0.9%
Thomas J. Winters      5460 Executive Parkway SE, Grand Rapids, MI  49512             20,000 (2)          0.9%
                                                                                     -------              ---
ALL DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEE AS A GROUP (7 PERSONS)    858,279              2.7%
                                                                                     =======              ===

(1) Riviera Holding Company, 100% owned by Kenneth K. Rieth, President and CEO of Riviera Tool Company, owns 635,250 shares of the Common Shares of Riviera Tool Company. Amount also includes 2,100 shares of Common Shares owned by Mr. Rieth as custodian for his minor children and 100,000 shares, which Mr. Rieth has the right to acquire through exercise, of a stock options granted under the 1998 Key Employee Stock Option Plan.

(2) Amount includes 30,000 shares of which Mr. Wood, Mr. Winters and Mr. Canepa each have the right to acquire through exercise of a stock option grant under the 1996 Incentive Stock Option Plan.

(3) Amount includes 2,000 shares of which each referenced director or officer has the right to acquire through exercise of a stock option grant under the 1998 Key Employee Stock Option Plan.

(4) Mr. Wood resigned as a Director effective December 15, 2004 and will retire as Vice President and General Manager effective December 31, 2004.

(5)   Mr. Highley resigned as a Director effective November 12, 2004.

* Beneficial ownership of less than 0.1% of the class.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                      EQUITY COMPENSATION PLAN INFORMATION
                              AS OF AUGUST 31, 2004

                                                                                                    NUMBER OF SECURITIES
                                                                                                   REMAINING AVAILABLE FOR
                                   NUMBER OF SECURITIES TO BE        WEIGHTED-AVERAGE EXERCISE      FUTURE ISSUANCE UNDER
                                    ISSUED UPON EXERCISE OF             PRICE OF OUTSTANDING      EQUITY COMPENSATION PLANS
                                      OUTSTANDING OPTIONS,             OPTIONS, WARRANTS AND        (EXCLUDING SECURITIES
      PLAN CATEGORY                   WARRANTS AND RIGHTS                      RIGHTS              REFLECTED IN COLUMN (a))
                                            (a)                              (b)                             (c)

Equity compensation plans
approved by security holders                 0                            $   0                               0
Equity compensation plans not
approved by security holders          217,000 shares                      $4.99                       233,000 shares
                                      --------------                      -----                       --------------
Total                                 217,000 shares                      $4.99                       233,000 shares

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - NONE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The Board of Directors of the Company has selected the public accounting firm of Deloitte & Touche LLP to report on the Company's financial statements for fiscal 2005, and the shareholders are being asked to ratify this selection. Deloitte & Touche LLP has been the public accounting firm retained by the Company since 1999.

      Deloitte and Touche LLP's fees for professional services total $114,320 for the year ended August 31, 2004 out of a total of $122,070 in fees paid for professional services to all accounting firms. Deloitte and Touche LLP fees for professional services included the following:

      - Audit Fees - Deloitte and Touche LLP fees relating to the year ended August 31, 2004 audit and quarterly reviews were $81,425 and $18,000, respectively.

      - Private Placement Fees - Deloitte and Touche LLP fees relating to the issuance of consents and review of the Form S-3 related to the private placement offering memorandum was $6,695.

      - Financial Information Systems Design and Implementation Fees - There were no fees incurred for financial information system design and implementation services.

      - All Other Fees - Deloitte and Touche LLP fees relating the audit of the Company's 401(k) Plan were $8,200.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:

      1. Financial Statements - The Financial Statements of Riviera Tool Company in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

      2. Exhibits

           10(gg) Financing Arrangements between Registrant and Comerica Bank, dated November 16, 2004.

           10(hh) Forebearance Agreement between Registrant and Comerica Bank, dated December 15, 2004.

           10(ii) Industrial Lease Agreement between Massachusetts Mutual Life
                  Insurance Company and Riviera Tool Company dated June 26, 2003

           21     Subsidiaries - None

           31.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Sec. 302

           31.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Sec. 302

           32     Written Statements of the Chief Executive Officer and Chief
                   Financial Officer Pursuant to 18 U.S.C. Section 1350 Sec. 906

(b) Reports on Form 8-K

    File Date            Item
    ---------            ----

December 15, 2004        5.02     Departure of Directors or Principal Officer
December 20, 2004        3.01     Notice of Delisting or Failure to Satisfy a Continued Listing Rule
                          &       or Standard: Transfer of Listing
                         8.01     Other Events

                                   SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   December 27, 2004.                 RIVIERA TOOL COMPANY

                                          By: /s/ Kenneth K. Rieth
                                              ---------------------------
                                              Kenneth K. Rieth, Principal
                                              Executive Officer
                                                       and
                                          By: /s/ Peter C. Canepa
                                              --------------------------------
                                              Peter C. Canepa, Principal
                                              Financial and Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of December, 2004, by the following persons on behalf of the Company and in the capacities indicated.

      Each Director of the Company whose signature appears below hereby appoints Kenneth K. Rieth and Peter C. Canepa, and each of them individually, as his attorney-in-fact to sign in his name and on his behalf as a Director of the Company, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ Jay S. Baron                                    /s/ Kenneth K. Rieth
------------------                                  ---------------------------
Jay S. Baron, Director                              Kenneth K. Rieth, Director

/s/ James V. Gillette
-----------------------
James V. Gillette, Director

                                 EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------
EX-10(gg)     Financing Arrangements between Registrant and Comerica Bank, dated November 16, 2004.

EX-10(hh)     Forebearance Agreement between Registrant and Comerica Bank, dated December 15, 2004.

EX-10(ii)     Industrial Lease Agreement  between  Massachusetts  Mutual Life Insurance  Company and Riviera Tool Company
              dated June 26, 2003

EX-21         Subsidiaries - None

EX-31.1       Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Sec. 302

EX-31.2       Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Sec. 302

EX-32         Written Statements of the Chief Executive Officer and Chief Financial Officer Pursuant to
              18 U.S.C. Section 1350 Sec. 906