Form 10-Q
period 2004-11-30
RIVIERA TOOL CO
filed 2005-01-14
CIK 1018349

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to___________________

                          Commission file no. 001-12673

                              RIVIERA TOOL COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Michigan                                       38-2828870
------------------------------              ------------------------------------
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

                               Yes   X   No
                                    ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

                               Yes       No  X
                                            ---

There were 3,774,346 shares of the Registrant's common stock outstanding as of January 14, 2005.

                                     PART I
                              FINANCIAL INFORMATION
                                      INDEX

                                                                                                  Page No.
Item 1.  Financial Statements

         Balance Sheets as of November 30, 2004 and August 31,2004 ................................    3

         Statements of Operations for the Three Months Ended November 30, 2004 and 2003 ...........    4

         Statements of Cash Flows for the Three Months Ended November 30, 2004 and 2003 ...........    5

         Notes to Financial Statements ............................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ....    9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...............................   12

Item 4.  Controls and Procedures ..................................................................   12

                                                 PART II
                                            OTHER INFORMATION
                                                  INDEX



Item 5.  Other Information ........................................................................   12

Item 6.  Exhibits and Reports on Form 8 - K .......................................................   12

         Signatures ...............................................................................   13

         Certifications

         Exhibits

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                                          -----------------------------------
                                                                          NOVEMBER 30,           AUGUST 31,
                                  ASSETS                                     2004                    2004
                                  ------                                  ------------           ------------
CURRENT ASSETS                                                    NOTE    (UNAUDITED)             (AUDITED)
--------------                                                    ----    ------------           ------------
  Cash .........................................................          $    883,429           $      1,200
  Accounts receivable ..........................................             9,357,715             13,075,285
  Costs in excess of billings on contracts in process ..........    2        1,475,711                669,143
  Inventories ..................................................               238,301                238,301
  Prepaid expenses and other current assets ....................               207,466                235,203
                                                                          ------------           ------------
            Total current assets ...............................            12,162,622             14,219,132

PROPERTY, PLANT AND EQUIPMENT, NET .............................    3       12,131,328             12,328,746
PERISHABLE TOOLING .............................................               780,854                726,704
OTHER ASSETS ...................................................               644,181                623,635
                                                                          ------------           ------------
            Total assets .......................................          $ 25,718,985           $ 27,898,217
                                                                          ============           ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES
-------------------
  Current portion of long-term debt ............................    4     $ 14,834,421           $ 15,742,669
  Accounts payable .............................................             3,915,998              4,908,893
  Accrued liabilities ..........................................               640,456                521,193
                                                                          ------------           ------------
            Total current liabilities ..........................            19,390,875             21,172,755

LONG-TERM DEBT .................................................    4           10,787                 12,703
ACCRUED LEASE EXPENSE ..........................................               764,186                740,894
DEFERRED COMPENSATION ..........................................               166,474                166,474
DEFERRED INTEREST ..............................................    4           71,412                 25,500
                                                                          ------------           ------------
            Total liabilities ..................................            20,403,734             22,118,326
                                                                          ------------           ------------

PREFERRED STOCK - no par value, $100 mandatory redemption value:
       Authorized - 5,000 shares
       Issued and outstanding - no shares ......................                    --                     --

STOCKHOLDERS' EQUITY:
  Preferred stock - no par value,
     Authorized - 200,000 shares
     Issued and outstanding - no shares ........................                    --                     --
  Common stock - No par value:
     Authorized - 9,785,575 shares
     Issued and outstanding - 3,774,346 shares
     As of November 30 and August 31, 2004 .....................            16,426,378             16,426,378
  Retained deficit .............................................           (11,111,127)           (10,646,487)
                                                                          ------------           ------------
            Total stockholders' equity .........................             5,315,251              5,779,891
                                                                          ------------           ------------
Total liabilities and stockholders' equity .....................          $ 25,718,985           $ 27,898,217
                                                                          ============           ============

                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               FOR THE THREE MONTHS ENDED
                                                                       NOVEMBER 30
                                                            ---------------------------------
                                                               2004                  2003
                                                            -----------           -----------
SALES ............................................          $ 4,552,551           $ 8,310,761
COST OF SALES ....................................            4,038,460             7,460,817
                                                            -----------           -----------

      GROSS PROFIT ...............................              514,091               849,944

SELLING AND ADMINISTRATIVE EXPENSES ..............              579,341               403,487
                                                            -----------           -----------

      INCOME/(LOSS) FROM OPERATIONS ..............              (65,250)              446,457

OTHER EXPENSE
   INTEREST EXPENSE ..............................              393,163               208,528
   OTHER EXPENSE .................................                6,227                    --
                                                            -----------           -----------
      TOTAL OTHER EXPENSE ........................              399,390               208,528

INCOME/(LOSS) BEFORE INCOME TAX
 EXPENSE .........................................             (464,640)              237,929
                                                            -----------           -----------

INCOME TAX EXPENSE ...............................                   --                    --
                                                            -----------           -----------

NET INCOME/(LOSS) AVAILABLE
 FOR COMMON SHARES ...............................          $  (464,640)          $   237,929
                                                            ===========           ===========

BASIC AND DILUTED INCOME/(LOSS)
 PER COMMON SHARE ................................          $      (.12)          $       .07
                                                            ===========           ===========

BASIC AND DILUTED COMMON SHARES OUTSTANDING ......            3,774,346             3,379,609
                                                            ===========           ===========



                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                                         FOR THE THREE MONTHS ENDED
                                                                                                  NOVEMBER 30,
                                                                                        -------------------------------
                                                                                           2004                 2003
                                                                                        ------------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss) ............................................................        $  (464,640)        $   237,929
  Adjustments to reconcile net income/(loss) to net
   cash from operating activities:
      Depreciation and amortization ............................................            427,701             421,600
      (Increase) decrease in assets:
         Accounts receivable ...................................................          3,717,570           3,564,092
         Costs in excess of billings on contracts in process ...................           (806,568)            898,997
         Perishable tooling ....................................................            (54,150)             (5,933)
         Prepaid expenses and other current assets .............................             27,737              23,396
      Increase (decrease) in liabilities:
         Accounts payable ......................................................           (992,895)         (1,748,091)
         Accrued outsourced contracts payable ..................................                 --             826,411
         Accrued lease expense .................................................             23,292              25,050
         Accrued liabilities ...................................................            119,263             232,210
                                                                                        -----------         -----------
Net cash provided from operating activities ....................................        $ 1,997,310         $ 4,475,661
                                                                                        -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in other assets .....................................................            (20,546)            (22,462)
  Additions to property, plant and equipment ...................................           (230,283)           (124,794)
                                                                                        -----------         -----------
Net cash used in investing activities ..........................................        $  (250,829)        $  (147,256)
                                                                                        -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments on revolving credit line ......................................           (747,696)         (4,170,053)
  Principal payments on notes payable to bank
   and non-revolving equipment line of credit ..................................           (162,468)           (157,152)
  Deferred interest ............................................................             45,912                  --
                                                                                        -----------         -----------
Net cash used in financing activities ..........................................        $  (864,252)        $(4,327,205)
                                                                                        -----------         -----------

NET INCREASE IN CASH ...........................................................        $   882,229         $     1,200
                                                                                        -----------         -----------

CASH - Beginning of Period .....................................................              1,200                  --
                                                                                        -----------         -----------

CASH - End of Period ...........................................................        $   883,429         $     1,200
                                                                                        ===========         ===========


                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004

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

In the opinion of management, the Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly such information in accordance with generally accepted accounting principles. These Financial Statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K dated December 27, 2004, for the fiscal year ended August 31, 2004.

The Company's financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2004, the Company sustained both a significant loss from operations as well as net loss. This loss resulted in an accumulated deficit. Further, the Company was not in compliance with the covenants of its long-term loan agreement causing the Company's debt to be classified as current in the financial statements. The Company currently has an extension of such agreement until March 15, 2005. These factors, among other things, raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The results of operations for the three-month period ended November 30, 2004 may not be indicative of the results to be expected for the full year.

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

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004

NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:

                                                                                            NOVEMBER 30,              AUGUST 31,
                                                                                                2004                     2004
                                                                                            ------------             ------------
Costs incurred on contracts in process under the percentage of completion method            $  4,829,181             $ 22,265,744
Estimated gross loss ...........................................................                (625,000)              (4,250,000)
                                                                                            ------------             ------------
        Total ..................................................................               4,204,181               18,015,744
Less progress payments received and progress billings to date ..................               2,794,794               17,586,991
Plus costs incurred on contracts in process
under the completed contract method ............................................                  66,324                  240,390
                                                                                            ------------             ------------

Costs in excess of billings on contracts in process ............................            $  1,475,711             $    669,143
                                                                                            ============             ============

Included in estimated gross profit for November 30, 2004 and August 31, 2004 are jobs with losses accrued of $871,659 and $5,190,491, respectively.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

                                                                    NOVEMBER 30,             AUGUST 31,
                        CATEGORY                                        2004                    2004
                        --------                                    ------------            ------------
Leasehold improvements .................................            $  1,489,302            $  1,367,908
Office furniture and fixtures ..........................                 173,994                 169,129
Machinery and equipment ................................              23,080,863              23,080,863
Construction in Process ................................                  76,184                      --
Computer equipment and software ........................               2,816,329               2,788,489
Transportation equipment ...............................                 109,782                 109,782
                                                                    ------------            ------------
     Total cost ........................................              27,746,454              27,516,171
Less Accumulated depreciation and amortization .........              15,615,126              15,187,425
                                                                    ------------            ------------
     Net carrying amount ...............................            $ 12,131,328            $ 12,328,746
                                                                    ============            ============


NOTE 4 - LONG-TERM DEBT

The Company's long-term debt consists of the following:

                                                            NOVEMBER 30,             AUGUST 31,
                                                                2004                    2004
                                                            ------------            ------------

   REVOLVING WORKING CAPITAL CREDIT LINE
   -------------------------------------
The revolving working capital credit line is
collateralized by substantially all assets of
the Company and provides for borrowing, subject
to certain collateral requirements up to $5.0
million until January 28, 2005, thereafter such
amount reduces to $4.0 million The agreement
requires a commitment fee of .25% per annum on
the average daily unused portion of the
revolving credit line. The credit line is due
March 15, 2005, and bears interest, payable
monthly, at 4.0% above the bank's prime rate (as
of November 30, an effective rate of 9%) .......            $  9,101,836            $  9,849,532

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004


NOTE 4 - LONG-TERM DEBT - CONTINUED

           NOTES PAYABLE TO BANKS
           ----------------------

Note payable to bank, payable in monthly
installments of $33,334, plus interest at the
bank's prime rate plus 4.25% (as of November 17,
2004, an effective rate of 9.25%), due March 15,
2005 .........................................................              1,300,000              1,400,000

Note payable to bank, payable in monthly
installments of $9,065, plus interest at the
bank's prime rate plus 4.25% (as of November 17,
2004, an effective rate of 9.25%), due March 15,
2005 .........................................................                416,971                435,100

Subordinated note payable to bank, payable in
monthly installments of $31,000, including
interest at 11%, due January 1, 2008 .........................              1,008,124              1,050,670

             SUBORDINATED DEBT
             -----------------

Subordinated note payable, principal payable in
quarterly installments of $250,000 commencing
September 30, 2007. Interest payable
quarterly, in arrears, commencing on September
30, 2004 at 14%. Deferred interest accrues at
6%, compounded quarterly and payable at the
earlier of loan pay-off or June 30, 2010 .....................              3,000,000              3,000,000
                                                                          -----------            -----------

       Total debt ............................................             14,826,931             15,735,302
                                                                          -----------            -----------
       Less current portion of long-term and subordinated debt             14,826,931             15,735,302
                                                                          -----------            -----------
       Long-term and subordinated debt -- Net ................            $        --            $        --
                                                                          ===========            ===========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Statement of Operations as a percentage of sales.


                                                          For The Three Months Ended
                                                                  November 30
                                                       ----------------------------------
                                                          2004                    2003
                                                       ----------              ----------
SALES .....................................                 100.0%                  100.0%
COST OF SALES .............................                  88.7%                   89.8%
                                                       ----------              ----------

             GROSS PROFIT .................                  11.3%                   10.2%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                  12.7%                    4.8%
                                                       ----------              ----------

              INCOME/(LOSS) FROM OPERATIONS                  (1.4%)                   5.4%

  INTEREST EXPENSE ........................                   8.7%                    2.5%
  OTHER EXPENSE ...........................                   0.1%                     --
                                                       ----------              ----------
         TOTAL OTHER EXPENSE ..............                   8.8%                    2.9%

INCOME/(LOSS) BEFORE INCOME TAX EXPENSE ...                 (10.2%)                   2.9%

INCOME TAX EXPENSE ........................                    --                      --
                                                       ----------              ----------

            NET INCOME/(LOSS) .............                 (10.2%)                   2.9%
                                                       ==========              ==========



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

BASIS OF PRESENTATION

The Company's financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2004, the Company sustained both a significant loss from operations as well as net loss. This loss resulted in an accumulated deficit. Further, the Company was not in compliance with the covenants of its long-term loan agreement causing the Company's debt to be classified as current in the financial statements. The Company currently has an extension of such agreement until March 15, 2005. These factors, among other things, raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The results of operations for the three-month period ended November 30, 2004 may not be indicative of the results to be expected for the full year.

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


COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2004 TO THE THREE MONTHS ENDED NOVEMBER 30, 2003.

REVENUES - Revenues for the three months ended November 30, 2004 totaled $4.6 million as compared to $8.3 million for the three months ended November 30, 2003, a decrease of $3.7 million or 45%. This decrease was a result of the Company concluding two significant tooling programs during the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005. The customers for these programs were Tier One suppliers to a European automaker.

All the dies for these two programs were completed and shipped by the end of the first quarter of 2005. Upon completion and finalization of all costs related to the manufacture of these dies, these two programs totaled approximately $46 million in revenue with a resulting net loss of $4 million.

The Company's backlog of awarded contracts, which are all believed to be firm, was approximately $4.6 million and $22.1 million as of November 30, 2004 and 2003, respectively. Subsequent to November 30, 2004, the Company received an additional $4.9 million in new orders, which are not reflected in the November 30, 2004 backlog amount. The Company expects all backlog contracts will be reflected in sales during fiscal years ending August 31, 2005 and 2006.


COST OF SALES - Cost of goods sold decreased from $7.5 million for the first quarter of fiscal 2004 to $4.0 million for 2005 and, as a percent of sales, decreased from 89.8% for 2004 to 88.7% for 2005. Direct costs (materials and labor) decreased by $3.2 million, from $5.1 million for 2004 to $1.9 million for 2005. Engineering expense decreased by $205,000 from $661,000 for 2004 to $456,000 for 2005. Lastly, of the cost of goods sold, manufacturing overhead decreased by $56,000 from $1.71 million for 2004 to $1.66 million for 2005. Additional details of these changes in cost of sales for the first quarters of fiscal 2004 and 2005 are as follows:

        - Direct materials expense decreased from $1.1 million for 2004 to $0.4 million for 2005 and decreased as a percent of sales from 13.4% to 8.8%. This decrease was largely due to lower contract volume requirements and backlog mix during 2005 as compared to 2004. Outside services expense decreased from $2.4 million for 2004 to $259,000 for 2005 and as a percent of sales from 28.8% to 5.6%. This decrease was largely due to the Company incurring expense related to its outsourced revenue during the first quarter of 2004. The balance of the outside services expense decrease was due to lower sales volumes and corresponding decreases in outsourcing certain machining, die patterns, laser cutting, heat treat and outside design services.

        - Direct labor expense decreased from $1.6 million for 2004 to $1.3 million for 2005. However, as a percent of sales, direct labor increased from 18.9% to 27.7%. This change was a result of the Company incurring a 19% decrease in direct labor hours, from 75,000 hours in 2004 to 61,000 in 2005. Of the total direct labor expense, regular or straight time decreased by $263,000 however as a percent of sales, increased from 12.7% for 2004 to 17.5% for 2005 due to decreased sales volume. Overtime expense decreased from $515,000 for 2004 to $467,000 for 2005, however as a percent of sales, increased from 6.2% for 2004 to 10.2% for 2005.

        - Engineering expense decreased from $660,000, 7.9% of sales, for 2004 to $456,000, 10.0% of sales, for 2005. This decrease was due to the Company's decrease in awarded contracts and the resulting decrease in the number of engineering personnel necessary to fulfill the design and project management portions of the Company's current contract backlog.

        - Manufacturing overhead was $1.66 million or 36.5% of sales for 2005 as compared to $1.71 million or 20.6% of sales for 2004. During 2005, decreases in manufacturing overhead were largely due to a $71,000 decrease in indirect labor and payroll tax expense, a $28,000 decrease in medical insurance premiums and a $17,000 decrease in building rent expense. These decreases were offset by increases of $42,000 in machinery repair and maintenance and $34,000 in perishable tooling expense. The increase of approximately 15.9% of manufacturing overhead, as a percent of sales, was largely due to lower overhead absorption from the decrease in sales volumes.

SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense increased from $403,000 for the first quarter of 2004 to $579,000 for 2005. As a percent of sales, selling and administrative expense increased from 4.8% for 2004 to 12.7% for 2005 due to the lower sales volume. The largest selling and administrative expense increases included $60,000 in travel expenses, $49,000 in legal and professional expenses, $34,000 in salaries and wages and $16,000 in public company costs.


INTEREST EXPENSE. Interest expense increased from $209,000 for 2004 to $393,000 for 2005. This increase was largely due to the Company's increased debt levels during the first quarter of 2005 as compared to 2004. These increases include $3.0 million of subordinated debt issued in the fourth quarter of fiscal 2004. In addition, the interest rates on the revolver and certain term debt increased during the first quarter of fiscal 2005.


FEDERAL INCOME TAXES

For the three months ended November 30, 2004, the Company recorded a valuation allowance of approximately $158,000 to offset the income tax benefit. For the three months ended November 30, 2003, the Company recorded a reduction in the valuation allowance of approximately $81,000 to offset the income tax expense.


LIQUIDITY AND CAPITAL RESOURCES

During the three months ended November 30, 2004, the Company's cash provided by operating activities was $2.0 million. This largely resulted from a decrease of $3.7 million in account receivables, a $807,000 increase in contracts in process and a $993,000 decrease in accounts payable. From investing activities, the Company incurred an increase in other assets (cash surrender value of life insurance policies) of $20,000 and $230,000 in additions to property, plant and equipment. The Company used $748,000 to reduce the revolving line of credit and $162,000 to reduce other debt.

The Company's total bank debt as of November 30, 2004, is $14.8 million, all of which is classified as short-term debt. As of November 30, 2004, the Company was in default of its loan covenants with its lenders. As a result the Company has negotiated a $5.0 million Revolving Line of Credit until January 28, 2005, thereafter such amount reduces to $4.0 million. The Revolving Line of Credit has a balance outstanding of approximately $4.6 million ,as of January 3, 2005. The Company also has term notes with an aggregate outstanding balance of $1,716,971, expiring March 15, 2005. The Revolving Line of Credit bears interest at the bank's prime rate plus 4.0 percent (an effective rate of 9.0% at November 30, 2004) and the term notes bears interest at bank's prime rate plus 4.25 percent (an effective rate of 9.25% at November 30, 2004). The Company also has two subordinated debt notes payable totaling $4,008,124 which includes $1,008,124 bearing interest at 11% and $3,000,000 bearing interest at 14% plus deferred interest of 6%.

The Company believes that the revolving line of credit and the funds generated from operations, will be sufficient to cover anticipated cash needs through fiscal 2005. However, depending on the Company's primary lenders willingness to extend the due date of the facility as well as the level of future sales, terms of such sales, financial performance and cash flow of existing contracts, such financing may not be sufficient to support operations. Therefore, the Company may be required to seek additional sources of funding.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

10(jj) Forebearance Agreement between Registrant and Comerica Bank, dated January 6, 2005
 31.1   Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.
        Section 1350 Sec. 906
 31.2   Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.
        Section 1350 Sec. 906
 32.2 Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Sec. 302


        (b) Reports on Form 8-K:

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 14, 2005


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

                                  Exhibit Index

No.                            Description

10(jj)  Forebearance Agreement between Registrant and Comerica Bank, dated
        January 6, 2005
31.1    Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.
        Section 1350 Sec. 906
31.2    Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.
        Section 1350 Sec. 906
32.2    Written Statement of the Chief Executive Officer and Chief Financial
        Officer Pursuant to 18 U.S.C. Section 1350 Sec. 302