Form 10-K/A
period 2004-08-31
RIVIERA TOOL CO
filed 2005-04-15
CIK 1018349

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   -----------

                                   FORM 10-K/A

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

                        Commission file number 001-12673

                              RIVIERA TOOL COMPANY
             (Exact name of registrant as specified in its charter)

                        MICHIGAN                        38-2828870
             -------------------------------       -------------------
             (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)        Identification No.)

             5460 EXECUTIVE PARKWAY SE
                  GRAND RAPIDS, MI                         49512
             ---------------------------------------     ----------
            (Address of principal executive offices)     (Zip Code)

            Registrant's telephone number, including area code:  (616) 698-2100

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

The aggregate market value of the voting common stock of the Registrant (based upon the last reported sale of the Common Stock at that date by the American Stock Exchange) held by non-affiliates was $3,703,405 as of December23, 2004.

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

                              RIVIERA TOOL COMPANY

                          Annual Report on Form 10-K/A

                                 April 14, 2005

                                TABLE OF CONTENTS

                                                                                            PAGE
                                             PART I

Item 1.   Business........................................................................    3
Item 2.   Properties......................................................................    6
Item 3.   Legal Proceedings...............................................................    7
Item 4.   Submission of Matters to a Vote of Security Holders.............................    7

                                             PART II

Item 5.   Market for the Registrant's Common Stock, Related Stockholder Matters and
          Issuer Purchases of Equity Securities...........................................    7
Item 6.   Selected Financial Data.........................................................    8
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................................    9
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk......................   14
Item 8.   Financial Statements and Supplementary Data.....................................   15
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure..........................................   29
Item 9A.  Controls and Procedures.........................................................

                                            PART III

Item 10.  Directors and Executive Officers................................................   29
Item 11.  Executive Compensation..........................................................   29
Item 12.  Security Ownership of Certain Beneficial Owners and Management..................   29
Item 13.  Certain Relationships and Related Transactions..................................   29
Item 14.  Principal Accountant Fees and Services..........................................   37

                                             PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K................   37

          SIGNATURES......................................................................   39

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

                                                            YEAR ENDED AUGUST 31,
                                                 ---------------------------------------
                                                     2002          2003          2004
                                                 -----------   -----------   -----------
                  CUSTOMER                       AMOUNT   %    AMOUNT   %    AMOUNT   %
----------------------------------------------   ------  ---   ------  ---   ------  ---
Suppliers of Mercedes-Benz....................   $    -    -%  $ 19.2   56%  $ 20.8   84%
BMW...........................................      0.6    4      0.3    1        -    -
Suppliers of BMW..............................      0.6    4      3.0   10        -    -
DaimlerChrysler AG............................      0.9    6      1.9    6      0.2    1
Suppliers of DaimlerChryslerAG................      0.2    1      1.0    1      0.3    1
Ford Motor Company............................        -    -      0.9    1        -    -
Suppliers of Ford Motor Co....................      0.8    6      2.4    7        -    -
General Motors Corporation....................      8.5   61      0.5    2      0.9    4
Suppliers of General Motors Corporation.......      0.6    4      0.2    -      0.5    2
Other auto and  truck manufacturers
       and  their suppliers...................      1.8   14      4.7   16      2.0    8
                                                 ------  ---   ------  ---   ------  ---
       Total Sales............................   $ 14.0  100%  $ 34.1  100%  $ 24.7  100%
                                                 ------  ---   ------  ---   ------  ---

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

                              FISCAL 2003   FISCAL 2004
                              ------------  ------------
                              HIGH    LOW   HIGH    LOW
                              -----  -----  -----  -----
1st quarter.................  $1.49  $1.04  $5.10  $3.10
2nd quarter.................  $2.45  $1.01  $5.70  $3.66
3rd quarter.................  $3.55  $1.75  $4.99  $3.16
4th quarter.................  $5.10  $2.81  $3.70  $1.86

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

                                                                    FISCAL YEAR ENDED AUGUST 31,
                                                     -------------------------------------------------------------
                                                        2000        2001        2002        2003          2004
                                                     ----------   ---------   ---------   ----------   -----------
STATEMENT OF OPERATIONS DATA:

Sales.............................................   $   25,187   $ 12,047    $ 14,050    $   34,084   $   24,689
Gross Profit (Loss)...............................        3,794     (3,062)       (630)        3,377       (5,349)
Income (Loss) from Operations.....................        1,655     (4,712)     (2,289)        1,687       (7,363)
Interest Expense..................................          890        725         653           779          872
Other (Income)/Expense............................          119          5          59             8            6
Income (Loss) before Income Taxes.................          645     (5,442)     (3,002)          900       (8,241)
Income Tax Expense (Benefit)......................          242     (1,538)          -             -            -
                                                     ----------   --------    --------    ----------   ----------
Net Income (Loss) available for common shares.....   $      404   $ (3,904)   $ (3,002)   $      900   $   (8,241)
                                                     ==========   ========    ========    ==========   ==========
Diluted Earnings (Loss) per common share..........   $      .12   $  (1.16)   $   (.89)   $      .27   $    (2.18)
                                                     ==========   ========    ========    ==========   ==========
Diluted common shares outstanding.................        3,379      3,379       3,379         3,379        3,774
OTHER DATA :
Depreciation and amortization expense.............   $    1,940   $  1,952    $  1,913    $    1,840   $    1,758

                                                                           AS OF AUGUST 31,
                                                     -------------------------------------------------------------
                                                         2000        2001        2002        2003          2004
BALANCE SHEET DATA:
Working Capital (Deficit )........................   $   13,051   $   5,176   $ (3,513)   $    7,762   $   (6,954)
Total Assets......................................       35,076      25,146     24,984        33,751       27,898
Current Portion of Long-Term Debt.................        1,984       1,876      3,855           639       15,735
Revolving Line of Credit..........................        5,080       3,143      6,500         5,982        9,850
Long-term Debt,  less current portion.............        5,223       3,384          -         2,418            -
Common Stockholders' Equity.......................       18,715      14,812     11,810        12,710        5,780

The following table is derived from the Company's Statement of Operations and sets forth, for the periods indicated, selected operating data as a percentage of sales.

                                                        FISCAL YEAR ENDED AUGUST 31,
                                                     ----------------------------------
                                                     2000   2001    2002    2003   2004
STATEMENT OF OPERATIONS DATA:
Sales.............................................   100%   100%    100%    100%   100%
Gross Profit (Loss)...............................    15    (25)     (4)     10    (22)
Income (Loss) from Operations.....................     7    (39)    (16)      5    (30)
Interest Expense..................................     4      6       5       2      3
Income (Loss) before Income Taxes.................     3    (45)    (21)      3    (33)
Federal Income Tax Expense (Benefit)..............     1    (13)      -       -      -
                                                      --    ---     ---     ---    ---
Net Income (Loss) available for common shares.....     2%   (32)%   (21)%     3%   (33)%
                                                      ==    ===     ===     ===    ===
OTHER DATA:
Depreciation and amortization expense.............     8%    16%     14%      5%     7%

QUARTERLY FINANCIAL DATA

The following is a condensed summary of quarterly results of operations for 2002, 2003 and 2004 (in thousands, except per share data):

                                                    NET INCOME          DILUTED
                                                     /(LOSS)     ----------------------
                                                    AVAILABLE    EARNINGS
                               GROSS    OPERATING      FOR        (LOSS)      COMMON
                              PROFIT/    INCOME/     COMMON        PER        SHARES
                    SALES     (LOSS)     (LOSS)      SHARES       SHARE     OUTSTANDING
2002: First....   $  3,364   $  (182)   $   (648)   $   (818)    $  (.24)      3,379
      Second...      3,452      (141)       (519)       (688)       (.20)      3,379
      Third....      3,702       137        (304)       (453)       (.13)      3,379
      Fourth...      3,532      (444)       (818)     (1,043)       (.32)      3,379
                  --------   -------    --------    --------     -------       -----
       Total      $ 14,050   $  (630)   $ (2,289)   $ (3,002)    $  (.89)      3,379
                  ========   =======    ========    ========     =======       =====

2003: First....   $  4,339   $   293    $    (29)   $   (189)    $  (.06)      3,379
      Second...      8,304       869         453         231         .07       3,379
      Third....      9,919     1,093         587         391         .12       3,379
      Fourth...     11,522     1,121         676         467         .14       3,379
                  --------   -------    --------    --------     -------       -----
       Total      $ 34,084   $ 3,376    $  1,687    $    900     $   .27       3,379
                  ========   =======    ========    ========     =======       =====

2004  First....   $  8,311   $   850    $    446    $    238     $   .07       3,379
      Second...      8,293       840         335         212         .06       3,379
      Third....      7,597       867         387         239         .06       3,774
      Fourth...        488    (7,906)     (8,531)     (8,930)      (2.37)      3,774
                  --------   -------    --------    --------     -------       -----
       Total      $ 24,689   $(5,349)   $ (7,363)   $ (8,241)    $ (2.18)      3,774
                  ========   =======    ========    ========     =======       =====

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

The table below presents our significant contractual obligations as of August 31, 2004:

                                                               LESS THAN 1                                MORE THAN 5
                                                   TOTAL          YEAR         1-3 YEARS     3-5 YEARS       YEARS
                                                -----------    -----------    ----------    ----------    -----------
Debt........................................    $15,735,302    $15,735,302             -             -              -
Operating Lease ............................     16,173,620        981,298    $  988,298    $1,013,135    $13,190,889
Deferred Compensation.......................        216,474         50,000        45,351        43,192         77,931
Capital Lease...............................         20,070          7,367         7,367         5,336              -
                                                -----------    -----------    ----------    ----------    -----------
             Total Obligations                  $32,145,466    $16,773,967    $1,041,016    $1,061,663    $13,268,820
                                                ===========    ===========    ==========    ==========    ===========

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

      DELOITTE & TOUCHE LLP

      Grand Rapids, Michigan
      December 22, 2004

                              Riviera Tool Company
                                 Balance Sheets

                                                                                                August 31
                                                                                   ------------------------------------
                                                                           Note          2003               2004
                                                                           ----    ----------------     ----------------
                                ASSETS

Current Assets
Cash...................................................................            $              -     $          1,200
Accounts receivable....................................................                   7,010,039           13,075,285
Costs in excess of billings on contracts in process....................      4           12,208,666              669,143
Inventories............................................................      5              248,559              238,301
Prepaid expenses and other current assets..............................                     294,143              235,203
                                                                                   ----------------     ----------------
         Total current assets..........................................                  19,761,407           14,219,132

Property, plant and equipment, net.....................................      6           13,046,289           12,328,746
Perishable tooling.....................................................                     617,722              726,704
Other assets...........................................................                     325,198              623,635
                                                                                   ----------------     ----------------
         Total assets..................................................            $     33,750,616     $     27,898,217
                                                                                   ================     ================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current portion of long-term debt......................................      7     $        638,756     $     15,742,669
Accounts payable.......................................................                   5,020,554            4,908,893
Accrued outsourced contracts payable...................................                   5,903,930                    -
Accrued liabilities....................................................                     435,896              521,193
                                                                                   ----------------     ----------------
         Total current liabilities.....................................                  11,999,136           21,172,755

Long-term and subordinated debt, net of current portion................      7            8,400,333               12,703
Accrued lease expense..................................................      9              640,690              740,894
Deferred compensation..................................................     10                                   166,474
Deferred interest......................................................      7                    -               25,500
                                                                                   ----------------     ----------------
         Total liabilities.............................................                  21,040,159           22,118,326

Preferred stock -- no par value,
 $100 mandatory redemption value:
 Authorized-5,000 shares, Issued and outstanding- no shares............                           -                    -
Preferred stock -- no par value,
 Authorized -- 200,000 shares
 Issued and outstanding -- no shares...................................                           -                    -
Common stockholders' equity
 Common stock -- no par value,
    Authorized -- 9,798,575 shares
    Issued and outstanding -- 3,379,609 shares at August 31, 2003 and
    3,774,346 at August 31, 2004.......................................                  15,115,466           16,426,378
 Retained deficit......................................................                  (2,405,009)         (10,646,487)
                                                                                   ----------------     ----------------
         Total common stockholders' equity.............................                  12,710,457            5,779,891
                                                                                   ----------------     ----------------
Total liabilities and stockholders' equity.............................            $     33,750,616     $     27,898,217
                                                                                   ================     ================

                        See Notes to Financial Statements

                              Riviera Tool Company
                            Statements of Operations

                                                                             Year Ended August 31
                                                                     2002            2003            2004
                                                                 -------------   -------------   --------------
Sales.........................................................   $ 14,050,133    $ 34,084,111    $  24,689,221
Cost of sales.................................................     14,680,398      30,707,447       30,038,654
                                                                 ------------    ------------    -------------
Gross profit (loss)...........................................       (630,265)      3,376,664       (5,349,433)
Selling and administrative expenses...........................      1,658,849       1,689,192        2,013,594
                                                                 ------------    ------------    -------------
Income (loss) from operations.................................     (2,289,114)      1,687,472       (7,363,027)
                                                                 ------------    ------------    -------------
Other income (expense):
    Interest expense..........................................       (652,905)       (779,074)        (871,900)
    Other.....................................................            726          (8,348)          (6,551)
    Loss on asset disposals...................................        (60,264)              -                -
                                                                 ------------    ------------    -------------
Total other expense, net......................................       (712,443)       (787,422)        (878,451)
Income (loss) -- before income tax benefit....................     (3,001,557)        900,050       (8,241,478)
                                                                 ------------    ------------    -------------
Income tax benefit............................................              -               -                -
                                                                 ------------    ------------    -------------
Net income (loss) available for common shares.................   $ (3,001,557)   $    900,050    $  (8,241,478)
                                                                 ============    ============    =============
Basic and Diluted earnings (loss) per common share............   $      (0.89)   $       0.27    $       (2.18)
                                                                 ============    ============    =============
Basic and Diluted common shares outstanding...................      3,379,609       3,379,609        3,774,346


                        See Notes to Financial Statements

                              Riviera Tool Company
                    Statements of Common Stockholders' Equity

                                               Common Stock            Retained         Total
                                        --------------------------     Earnings      Stockholders'
                                          Shares        Amount         (Deficit)        Equity
                                        ---------   --------------   -------------   --------------
           Balance -- August 31, 2001   3,379,609   $   15,115,466   $   (303,502)   $  14,811,964
                                        ---------   --------------   ------------    -------------

Net loss.............................           -                -     (3,001,557)      (3,001,557)

           Balance -- August 31, 2002   3,379,609   $   15,115,466   $ (3,305,059)   $  11,810,407
                                        ---------   --------------   ------------    -------------

Net income...........................           -                -        900,050          900,050

           Balance -- August 31, 2003   3,379,609   $   15,115,466   $ (2,405,009)   $  12,710,457
                                        ---------   --------------   ------------    -------------

Sale of Common Stock.................     394,737        1,310,912              -        1,310,912

Net loss..............................          -                -     (8,241,478)      (8,241,478)
                                        ---------   --------------   ------------    -------------

           Balance -- August 31, 2004   3,774,346   $   16,426,378   $(10,646,487)   $   5,779,891
                                        =========   ==============   ============    =============

                        See Notes to Financial Statements

                              Riviera Tool Company
                            Statements of Cash Flows

                                                                                               Year Ended August 31
                                                                                  ---------------------------------------------
                                                                                      2002            2003            2004
                                                                                  -------------   -------------   -------------
Cash Flows from Operating Activities
Net income (loss)..............................................................   $ (3,001,557)   $    900,050    $ (8,241,478)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
      Depreciation and amortization ...........................................      1,912,733       1,839,801       1,757,862
      Loss on disposal of machinery and equipment .............................         60,264              --              --
      Decrease (increase) in assets:
         Accounts receivable ..................................................        550,355      (4,110,964)     (6,065,246)
         Costs in excess of billings on contracts in process ..................        165,223      (8,220,320)     11,539,523
         Inventories ..........................................................         58,408           2,010          10,258
         Perishable tooling ...................................................         24,216         (69,116)       (108,982)
         Prepaid expenses and other current assets ............................        (87,024)       (109,830)         58,940
      Increase (decrease) in liabilities:
         Accounts payable .....................................................        796,567       3,325,775        (111,662)
         Accrued outsourced contracts payable .................................             --       5,903,930      (5,903,930)
         Accrued lease expense ................................................        (16,359)        (12,275)        100,204
         Accrued liabilities ..................................................        106,164         (35,045)         85,297
         Deferred compensation ................................................             --              --         166,475
                                                                                  ------------    ------------    ------------
         Cash flows from (used in) operating activities .......................        568,990        (585,984)     (6,712,739)
                                                                                  ------------    ------------    ------------
Cash Flows from Investing Activities
  (Increase) decrease in other assets .........................................       (167,290)        (22,138)       (298,437)
  Purchases of property, plant and equipment ..................................       (298,817)       (414,211)     (1,040,319)
                                                                                  ------------    ------------    ------------
          Net cash used in investing activities ...............................       (466,107)       (436,349)     (1,338,756)
                                                                                  ------------    ------------    ------------
Cash Flows from Financing Activities
  Net borrowings (repayments) on revolving credit line ........................      3,357,210        (517,640)      3,867,172
  Proceeds from issuance of long-term debt ....................................        470,560              --         435,100
  Principal payments on long-term debt.........................................     (1,875,631)       (797,770)       (606,059)
  Proceeds from issuance of subordinated debt .................................             --              --       3,000,000
  Capital lease ...............................................................             --              --          20,070
  Deferred interest ...........................................................             --              --          25,500
  Proceeds from sale of common stock ..........................................             --              --       1,310,912
                                                                                  ------------    ------------    ------------
     Cash flows from (used in) financing activities ...........................      1,952,139      (1,315,410)      8,052,695
                                                                                  ------------    ------------    ------------
Net increase (decrease) in cash ...............................................      2,055,022      (2,337,743)          1,200
                                                                                  ------------    ------------    ------------
Cash -- beginning of year .....................................................        282,721       2,337,743              --
Cash -- end of year ...........................................................   $  2,337,743    $         --    $      1,200
                                                                                  ============    ============    ============
Interest paid .................................................................   $    581,915    $    788,496    $    481,900
Income taxes refunded .........................................................         25,000              --              --

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

PROPERTY, PLANT AND EQUIPMENT.

      Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the useful life of the asset for financial reporting purposes as follows:

                              Riviera Tool Company
                          Notes to Financial Statements

NOTE 1 -- NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

PROPERTY, PLANT AND EQUIPMENT - CONTINUED

                             ASSET                        USEFUL LIVES
                             -----                        ------------
-  Leasehold Improvements.............................       7-20
-  Office Furniture and Fixtures......................       3-10
-  Machinery and Equipment............................       5-20
-  Computer Equipment and Software....................       5-20
-  Transportation Equipment...........................       5-10

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

NOTE 2 -- BASIS OF PRESENTATION

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 2004, the Company sustained a loss from operations of $7,363,027 and a net loss of $8,241,478. This loss resulted in an accumulated deficit of $10,646,486 as of August 31, 2004. Further, the Company was not in compliance with the covenants of its long-term loan agreement causing the Company's debt to be classified as current in the financial statements. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Company believes that the revolving line of credit and the funds generated from operations, will be sufficient to cover anticipated cash needs through fiscal 2005. However, depending on Company's primary lenders willingness to extend the due date of the facility as well as the level of future sales, terms of such sales, financial performance and cash flow of existing contracts such financing not be sufficient to support operations. Therefore, the Company may be required to seek additional sources of funding.

                              Riviera Tool Company
                          Notes to Financial Statements

NOTE 3 -- SALES TO MAJOR CUSTOMERS

The nature of the Company's business is such that a limited number of customers comprise a majority of its business in any given year, even though the specific customers will differ from year to year. The following table summarizes the Company's sales to those customers which represent more than 10% of the annual sales, in the particular year presented, of the Company (in 000's):

                                             AUGUST 31
                        ----------------------------------------------------
                          2002      %        2003      %        2004      %
                        -------    ---     -------    ---     -------    ---
Oxford Automotive...    $ 1,235      9     $19,152     56%    $18,640     75%
DaimlerChrysler AG..        905      6       1,925      6%        209      1%
General Motors......      8,486     60         450      1%        938      4%
Others..............      3,424     25      12,557     37%      4,902     20%
                        -------    ---     -------    ---     -------    ---
     Total Sales....    $14,050    100%    $34,084    100%    $24,689    100%
                        =======    ===     =======    ===     =======    ===

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

NOTE 4 -- COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:

                                                                         AUGUST 31
                                                                 -------------------------
                                                                    2003         2004
                                                                 -----------  ------------
Costs incurred on contracts in process under the
  percentage-of-completion method..............................  $26,836,205  $ 22,265,744
Estimated gross profit/(loss)..................................    3,000,000    (4,250,000)
                                                                 -----------  ------------
     Total.....................................................   29,836,205    18,015,744
Less progress payments received and progress billings to date..   17,627,539    17,586,991
Plus costs incurred on contracts in process under
 the completed contract method.................................           --       240,390
                                                                 -----------  ------------
        Costs in excess of billings on contracts in process....  $12,208,666  $    669,143
                                                                 ===========  ============

Included in estimated gross loss for 2003 and 2004 are contracts with estimated losses accrued of $532,665 and $5,190,491, respectively.

NOTE 5 -- INVENTORIES

Inventories consist of the following:

                                                        AUGUST 31
                                                    ------------------
                                                      2003      2004
                                                    --------  --------
Raw material stock................................  $131,929  $140,513
Small tools and supplies..........................   116,630    97,788
                                                    --------  --------
           Total..................................  $248,559  $238,301
                                                    ========  ========

                              Riviera Tool Company
                          Notes to Financial Statements

NOTE 6 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                        AUGUST 31
                                                 ------------------------
                                                    2003         2004
                                                 -----------  -----------
Leasehold improvements.........................  $ 1,367,908  $ 1,367,908
Office furniture and fixtures..................      164,417      169,129
Machinery and equipment........................   22,369,833   23,080,863
Computer equipment and software................    2,351,580    2,788,489
Transportation equipment.......................       61,919      109,782
Construction in process........................      160,195           --
                                                 -----------  -----------
   Total cost..................................   26,475,852   27,516,171
Accumulated depreciation and amortization......   13,429,563   15,187,425
                                                 -----------  -----------
   Property, plant and equipment, net..........  $13,046,289  $12,328,746
                                                 ===========  ===========

Depreciation & amortization expense............  $ 1,839,801  $ 1,757,862
                                                 ===========  ===========

NOTE 7 -- LONG-TERM AND SUBORDINATED DEBT

The Company's long-term and subordinated debt, which is subject to certain covenants discussed below, consists of the following:

                                                                                                   AUGUST 31,
                                                                                               2003        2004
                                                                                            ----------  -----------
                           REVOLVING WORKING CAPITAL CREDIT LINE
The revolving working capital credit line is collateralized by substantially all assets of the Company and provides for borrowing, subject to certain collateral requirements up to
$10 million. The agreement requires a commitment fee of..25% per annum on the average daily unused portion of the revolving credit line. The credit line is due December 31,
2004, and bears interest, payable monthly, at 4.0% above the bank's prime rate (as of
November 17, an effective rate of 9%).....................................................  $5,982,360  $ 9,849,532

                                  NOTES PAYABLE TO BANKS

Note payable to bank, payable in monthly installments of $33,334, plus interest at the bank's prime rate plus 4.25% (as of November 17, 2004, an effective rate of 9.25%), due
December 31, 2004.........................................................................   1,766,667    1,400,000

Note payable to bank, payable in monthly installments of $9,065, plus interest at the bank's prime rate plus 4.25% (as of November 17, 2004, an effective rate of 9.25%), due
December 31, 2004.........................................................................          --      435,100

Subordinated note payable to bank, payable in monthly installments of $31,000, including
interest at 11%, due January 1, 2008......................................................   1,290,062    1,050,670

                                     SUBORDINATED DEBT

Subordinated note payable, principal payable in quarterly installments of
$250,000 commencing September 30, 2007. Interest payable quarterly, in arrears, commencing on September 30, 2004 at 14%. Deferred interest accrues at 6%,
compounded quarterly and payable at the earlier of loan pay-off or June 30, 2010..........                3,000,000
                                                                                            ----------  -----------

             Total debt...................................................................   9,039,089   15,735,302
             Less current portion of long-term and subordinated debt......................     638,756   15,735,302
                                  -                                                         ----------  -----------
             Long-term and subordinated debt -- Net.......................................  $8,400,333  $        --
                                                                                            ==========  ===========

                              Riviera Tool Company
                          Notes to Financial Statements

NOTE 7 -- LONG-TERM AND SUBORDINATED DEBT - CONTINUED

Minimum scheduled principal payments on long-term and subordinated debt to maturity as of August 31, 2004, are as follows:

2005....................................................   $15,735,302
2006....................................................            --
2007....................................................            --
2008....................................................            --
2009....................................................            --
                                                           -----------
                                         Total..........   $15,735,302
                                                           ===========

The Company was not in compliance with the covenants of its long-term loan agreements causing all of the Company's debt to be classified as current in the financial statements.

The estimated fair value of the Company's notes payable and subordinated debt approximates its carrying amount.

NOTE 8 -- FEDERAL INCOME TAXES

The provision for federal income taxes is as follows:

                                                                      AUGUST 31
                                                         ------------------------------------
                                                            2002         2003        2004
                                                         ----------  -----------  -----------
Current expense........................................  $       --  $        --  $        --
Deferred expense (benefit).............................          --           --           --
                                                         ----------  -----------  -----------
                Income tax expense (benefit)...........  $       --  $        --  $        --
                                                         ==========  ===========  ===========

The difference between the federal statutory tax rate and the Company's effective rate was:

                                                              AUGUST 31
                                                         ------------------
                                                         2002   2003   2004
                                                         ----   ----   ----
Federal statutory tax rate.............................   (34%)  (34%)  (34%)
Effect of valuation allowance..........................    34%   (36%)   34%
Other items............................................    --      2%    --
                                                         ----   ----   ----
          Effective tax rate...........................    --     --     --
                                                         ====   ====   ====

The details of the net deferred tax liability are as follows:

                                                                   AUGUST 31
                                                           -------------------------
                                                               2003          2004
                                                           -----------   -----------
Deferred tax liabilities:
  Depreciation...........................................  $(3,148,943)  $(3,323,376)
                                                           -----------   -----------
Deferred tax assets:
  Alternative minimum tax credit carryforward............      164,000       160,978
  Accrued lease expense..................................      217,835       251,904
  Deferred compensation and other items..................       78,208       136,255
  Net operating loss carryforward........................    3,691,900     6,510,818
                                                           -----------   -----------
                Total deferred tax assets................    4,153,943     7,059,955
Valuation allowance recognized for deferred tax assets...   (1,003,000)    3,736,579)
                                                           -----------   -----------
                Net deferred tax liability...............  $        --   $        --
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

                                                            LEASE
                  YEAR ENDED AUGUST 31,                   PAYMENTS
                                                         -----------
2005..................................................   $   981,298
2006..................................................       988,298
2007..................................................     1,013,135
2008..................................................     1,039,332
2009..................................................     1,064,351
2010 and after........................................    11,087,206
                                                         -----------
       Total minimum payments required................   $16,173,620
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

A summary of the status of the Option Plan and Key Option Plan during the years' presented is as follows (no stock options were granted previous to fiscal 1999 under the 1996 Stock Option Plan and the 1998 Key Employee Stock Option Plan):

                                                                                            Weighted
                                                                                         Average Exercise
                        1996 STOCK OPTION PLAN, AS AMENDED                      Shares        Price
                        ----------------------------------                      -------  ----------------
                                   Outstanding at end of year, August 31, 2001  120,000     $   4.82
                                                                                =======     ========
Fiscal Year Ended August 31, 2002
Stock options granted.........................................................       --           --
                                                                                -------     --------
                                   Outstanding at end of year, August 31, 2002  120,000     $   4.82
                                                                                =======     ========
Fiscal Year Ended August 31, 2003
Stock options granted.........................................................       --           --
                                                                                -------     --------
                                   Outstanding at end of year, August 31, 2003  120,000     $   4.82
                                                                                =======     ========
Fiscal Year Ended August 31, 2004
Stock options granted.........................................................       --           --
                                                                                -------     --------
                                   Outstanding at end of year, August 31, 2004  120,000     $   4.82
                                                                                =======     ========

                     1998 KEY EMPLOYEE STOCK OPTION PLAN
                     -----------------------------------
                                                                                -------   -------
                                   Outstanding at end of year, August 31, 2001   97,000   $  5.20
                                                                                =======   =======
Fiscal Year Ended August 31, 2002
Stock options granted.........................................................       --        --
                                                                                -------   -------
                                   Outstanding at end of year, August 31, 2002   97,000   $  5.20
                                                                                =======   =======
Fiscal Year Ended August 31, 2003
Stock options granted.........................................................       --        --
Stock options forfeited.......................................................   (2,000)  $  3.75
Stock options forfeited.......................................................   (2,000)  $ 6.625
                                                                                -------   -------
                                   Outstanding at end of year, August 31, 2003   93,000   $  5.20
                                                                                =======   =======
Fiscal Year Ended August 31, 2004
Stock options granted.........................................................       --        --
                                                                                -------   -------
                                   Outstanding at end of year, August 31, 2004   93,000   $  5.20
                                                                                =======   =======

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15d, and 15d-15(e) under the securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting: There were no changes in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ended August 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

      Listed below are the names of the Directors of the Company, the year in which such Director's respective term expires, and a brief account of the business experience of each Director during the past five years.

                                                                                                       TERM
        NAME                                              POSITION                                    EXPIRES   AGE
        ----                                              --------                                    -------   ---
Leonard H. Wood (4)....  Vice.President and General Manager of the Company..........................  2004(4)   46

Kenneth K. Rieth.......  President and Chief Executive Officer of the Company.......................  2008      62

Thomas H. Highley (5)..  President and Chief Executive Officer, The Empire Company, Inc.............  2006(5)   63

Dr. Jay S. Baron.......  Director, Manufacturing Systems, Altarum, Center for Automotive Research...  2004      39

Richard V. Gillette....  Director of Supplier Analysis, CSM Worldwide...............................  2006      48

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

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE COMPANY

       NAME                               POSITION                      AGE
       ----                               --------                      ---
Kenneth K. Rieth.....  President, CEO and Director                      46

Leonard H. Wood (1)..  Vice President, General Manager and Director     63

Peter C. Canepa......  Secretary, Treasurer and CFO                     46

Thomas J. Winters....  Vice President of Sales                          63

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

                           SUMMARY COMPENSATION TABLE

                                                            OTHER                SECURITIES
                                                  COMP-     ANNUAL   RESTRICTED  UNDERLYING                   ALL
  NAME AND PRINCIPAL       FISCAL     ANNUAL    ENSATION    COMP-      STOCK      OPTIONS      LTIP          OTHER
      POSITION              YEAR      SALARY    BONUS(1)   ENSATION    AWARD        SARS     PAYOUTS   COMPENSATION(2)(3)
-----------------------    ------    --------  ----------  --------  ----------  ----------  --------  ------------------
  EXECUTIVE
  OFFICERS
Kenneth K. Rieth.......     2004     $250,000  $       --  $     --      --          --         --     $               --
President, CEO and          2003     $250,000      31,500        --      --          --         --                     --
Director                    2002      165,000          --        --      --          --         --                    286
Leonard H. Wood (4)....     2004     $150,000  $       --  $     --      --          --         --     $
Vice President,             2003     $150,000          --        --      --          --         --                  7,291
General Manager             2002      150,000          --        --      --          --         --                  7,551
and Director
Peter C. Canepa........     2004     $140,000  $   20,000  $     --      --          --         --     $               --
Secretary, Treasurer        2003     $140,000          --        --      --          --         --                     --
and CFO                     2002      140,000          --        --      --          --         --                    424
    OTHER
  EMPLOYEE
Thomas J. Winters......     2004     $140,000  $       --  $     --      --          --         --     $               --
Vice President of           2003     $140,000          --        --      --          --         --                     --
Sales                       2002      140,000          --        --      --          --         --                    875

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

                                                                        Number of
                                                                       Securities          Value of
                                                                       Underlying         Unexercised
                                                                       Unexercised          Options
                                                                      Options/SARs       In-the- Money
                                           Shares                     at August 31,       Options at
                                          Acquired                         2004            August 31,
   Name and Principal Position           on Exercise  Value Realized   Exercisable            2004
---------------------------------        -----------  --------------  -------------      -------------
                                                                         (shares)
Kenneth K. Rieth - President,
   C.E.O. & Chairman.................         --            --         100,000(1)        $           0
Leonard H. Wood - Vice President,
   General Manager and Director......         --            --          30,000(2)        $           0
Peter C. Canepa - Secretary,
   Treasurer and CFO.................         --            --          30,000(2)        $           0
Thomas J. Winters
Vice President of Sales..............         --            --          30,000(2)        $           0

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

      The comparison assumes $100 was invested on March 4, 1997 (the date of the Company's initial public offering) in the Company's Common Shares, the S & P 500 Composite Index and the peer group. The companies in the peer group, all of which are in the automotive industry, are as follows:

                    Hayes Lemmerz International Inc.
Dana Corporation    Magna International Inc.             Spartan Motors Inc.
Gentex Corporation  Superior Industries International    Tower Automotive Inc
------------------  ---------------------------------    --------------------

                                                   INDEXED RETURNS
                                                    Years Ending
                        Base      ----------------------------------------------------
 Company Name/Index     Period                 Cumulative Total Return
--------------------    -------   ----------------------------------------------------
                       March 4,   Aug. 31,   Aug. 31,   Aug. 31,   Aug. 31,   Aug. 31,
                         1997       2000       2001       2002       2003       2004
                       --------   --------   --------   --------   --------   --------
RIVIERA TOOL COMPANY    $   100    $ 67.71    $ 33.38    $ 32.27    $107.87    $ 45.98
S & P 500               $   100    $116.32    $ 87.95    $ 72.12    $ 80.83    $ 90.09
PEER GROUP              $   100    $ 80.48    $ 88.99    $ 88.81    $103.14    $ 98.27

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                 AMONGRIVIERA TOOL COMPANY, THE S&P 500 INDEX
                                 AND A PEERGOUP

                              [PERFORMANCE GRAPH]

      *$ 100 invested on 8/31/99 in stock or index-including reinvestment of dividends. Fiscal year ending August 31.

      Copy right(C) 2002, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved www.researchdatagroup.com/S&P.htm

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

                                                                                COMMON      PERCENTAGE OF
                                                                                SHARES      TOTAL COMMON
   NAME OF BENEFICIAL                                                        BENEFICIALLY   SHARES OF THE
         HOLDER                            ADDRESS                               OWNED         COMPANY
-----------------------  --------------------------------------------------  ------------   -------------
Kenneth K. Rieth.......  5460 Executive Parkway SE, Grand Rapids, MI  49512   769,216(1)        20.4%

Leonard H. Wood (4)....  5460 Executive Parkway SE, Grand Rapids, MI  49512    30,551(2)         0.8%

Thomas H. Highley (5)..  8181 Logistic Drive, Zeeland, MI  49464                2,000(3)           *

Dr. Jay S. Baron.......  1000 Victors Way, Suite 200, Ann Arbor, MI  48108         --             --

Richard V. Gillette ...  1669 Hamilton Road, Suite 210, Okemos, MI  48864       1,000              *

Peter C. Canepa........  5460 Executive Parkway SE, Grand Rapids, MI  49512    35,512(2)         0.9%

Thomas J. Winters .....  5460 Executive Parkway SE, Grand Rapids, MI  49512    20,000(2)         0.9%
                                                                             --------            ---

ALL DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEE AS A GROUP (7
PERSONS)                                                                      858,279           22.7%
                                                                             ========           ====

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

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                      EQUITY COMPENSATION PLAN INFORMATION
                              AS OF AUGUST 31, 2004

                                                                                            NUMBER OF SECURITIES
                                                                                           REMAINING AVAILABLE FOR
                                NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE     FUTURE ISSUANCE UNDER
                                 ISSUED UPON EXERCISE OF        PRICE OF OUTSTANDING      EQUITY COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,        OPTIONS, WARRANTS AND        (EXCLUDING SECURITIES
        PLAN CATEGORY              WARRANTS AND RIGHTS              RIGHTS                 REFLECTED IN COLUMN (a))
------------------------------- --------------------------   -------------------------    -------------------------
                                            (a)                         (b)                           (c)
                                --------------------------   -------------------------    -------------------------
Equity compensation plans
approved by security holders                0                $                       0                0
                                --------------------------   -------------------------    -------------------------
Equity compensation plans not
approved by security holders
                                      217,000 shares         $                    4.99          233,000 shares
                                --------------------------   -------------------------    -------------------------
Total                                 217,000 shares         $                    4.99          233,000 shares
                                --------------------------   -------------------------    -------------------------


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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   The following documents are filed as a part of this report:

      1. Financial Statements - The Financial Statements of Riviera Tool Company in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

      2.    Exhibits

      10(gg) Forebearance Agreement between Registrant and Comerica Bank, dated
             November 16, 2004.

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

      10(ii) Industrial Lease Agreement between Massachusetts Mutual Life
             Insurance Company and Riviera Tool Company dated June 26, 2003

      21    Subsidiaries - None

      31.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Sec. 302

      31.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Sec. 302

      32 Written Statements of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Sec. 906

(b)   Reports on Form 8-K

    File Date            Item
-----------------        ----
December 15, 2004        5.02  Departure of Directors or Principal Officer
December 20, 2004        3.01  Notice of Delisting or Failure to Satisfy a
                               Continued Listing Rule or Standard:
                          &    Transfer of Listing
                         8.01  Other Events

                                   SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2005     RIVIERA TOOL COMPANY

                            By: /s/ Kenneth K. Rieth
                                ---------------------------------------------
                                Kenneth K. Rieth, Principal Executive Officer
                                         and
                            By: /s/ Peter C. Canepa
                                ----------------------------------------
                                Peter C. Canepa, Principal Financial and
                                Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 15th day of April, 2005, by the following persons on behalf of the Company and in the capacities indicated.

      Each Director of the Company whose signature appears below hereby appoints Kenneth K. Rieth and Peter C. Canepa, and each of them individually, as his attorney-in-fact to sign in his name and on his behalf as a Director of the Company, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ Jay S. Baron                                 /s/ Kenneth K. Rieth
---------------------------                      --------------------------
Jay S. Baron, Director                           Kenneth K. Rieth, Director

/s/ James V. Gillette
---------------------------
James V. Gillette, Director

                                  EXHIBIT INDEX


NO.     DESCRIPTION
------  -----------
31.1    Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.
        Section 1350 Sec. 302

31.2    Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.
        Section 1350 Sec. 302

32 Written Statements of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Sec. 906