Form 10-Q/A
period 2004-11-30
RIVIERA TOOL CO
filed 2005-04-15
CIK 1018349

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

           For the transition period from ___________ to  _____________

                          Commission file no. 001-12673

                              RIVIERA TOOL COMPANY
         --------------------------------------------------------------
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

                                 Yes [ ] No [X]

There were 3,774,346 shares of the Registrant's common stock outstanding as of January 14, 2005.

                                                                                                            Page No.
                                     PART I
                              FINANCIAL INFORMATION
                                      INDEX

Item 1. Financial Statements

        Balance Sheets as of November 30, 2004 and August 31, 2004........................................      3

        Statements of Operations for the Three Months Ended November 30, 2004 and 2003....................      4

        Statements of Cash Flows for the Three Months Ended November 30, 2004 and 2003....................      5

        Notes to Financial Statements.....................................................................      6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............      9

Item 3. Quantitative and Qualitative Disclosures about Market Risk........................................     12

Item 4. Controls and Procedures...........................................................................     12

                                     PART II
                                OTHER INFORMATION
                                      INDEX

Item 5. Other Information.................................................................................     12

Item 6. Exhibits and Reports on Form 8 - K................................................................     12

        Signatures........................................................................................     13

        Certifications

        Exhibits

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                                                        NOVEMBER 30,              AUGUST 31,
                                                                                           2004                     2004
                                                                                    -------------------      -------------------
                                                                             NOTE        (UNAUDITED)              (AUDITED)
                                                                             ----   -------------------      -------------------
                               ASSETS

CURRENT ASSETS
  Cash....................................................................          $           883,429      $             1,200
  Accounts receivable.....................................................                    9,357,715               13,075,285
  Costs in excess of billings on contracts in process.....................    2               1,475,711                  669,143
  Inventories.............................................................                      238,301                  238,301
  Prepaid expenses and other current assets...............................                      207,466                  235,203
                                                                                    -------------------      -------------------
            Total current assets..........................................                   12,162,622               14,219,132

PROPERTY, PLANT AND EQUIPMENT, NET........................................    3              12,131,328               12,328,746
PERISHABLE TOOLING........................................................                      780,854                  726,704
OTHER ASSETS..............................................................                      644,181                  623,635
                                                                                    -------------------      -------------------
            Total assets..................................................          $        25,718,985      $        27,898,217
                                                                                    ===================      ===================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt.......................................    4     $        14,834,421      $        15,742,669
  Accounts payable........................................................                    3,915,998                4,908,893
  Accrued liabilities.....................................................                      640,456                  521,193
                                                                                    -------------------      -------------------
            Total current liabilities.....................................                   19,390,875               21,172,755

LONG-TERM DEBT............................................................    4                  10,787                   12,703
ACCRUED LEASE EXPENSE.....................................................                      764,186                  740,894
DEFERRED COMPENSATION.....................................................                      166,474                  166,474
DEFERRED INTEREST.........................................................    4                  71,412                   25,500
                                                                                    -------------------      -------------------
            Total liabilities.............................................                   20,403,734               22,118,326
                                                                                    -------------------      -------------------

PREFERRED STOCK - no par value, $100 mandatory redemption value:
     Authorized - 5,000 shares
     Issued and outstanding - no shares...................................                           --                       --

STOCKHOLDERS' EQUITY:
  Preferred stock - no par value,
     Authorized - 200,000 shares
     Issued and outstanding - no shares...................................                           --                       --
  Common stock - No par value:
     Authorized - 9,785,575 shares
     Issued and outstanding - 3,774,346 shares
     As of November 30 and August 31, 2004................................                   16,426,378               16,426,378
  Retained deficit........................................................                  (11,111,127)             (10,646,487)
                                                                                    -------------------      -------------------
            Total stockholders' equity....................................                    5,315,251                5,779,891
                                                                                    -------------------      -------------------
Total liabilities and stockholders' equity................................          $        25,718,985      $        27,898,217
                                                                                    ===================      ===================

                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               FOR THE THREE MONTHS ENDED
                                                                                       NOVEMBER 30
                                                                         ----------------------------------------
                                                                                2004                 2003
                                                                         ------------------   -------------------
SALES..................................................................  $        4,552,551   $         8,310,761
COST OF SALES..........................................................           4,038,460             7,460,817
                                                                         ------------------   -------------------

      GROSS PROFIT.....................................................             514,091               849,944

SELLING AND ADMINISTRATIVE EXPENSES....................................             579,341               403,487
                                                                         ------------------   -------------------

      INCOME/(LOSS) FROM OPERATIONS....................................             (65,250)              446,457

OTHER EXPENSE
   INTEREST EXPENSE....................................................             393,163               208,528
   OTHER EXPENSE.......................................................               6,227                    --
                                                                         ------------------   -------------------
      TOTAL OTHER EXPENSE..............................................             399,390               208,528

INCOME/(LOSS) BEFORE INCOME TAX
 EXPENSE...............................................................            (464,640)              237,929
                                                                         ------------------   -------------------

INCOME TAX EXPENSE.....................................................                  --                    --

                                                                         ------------------   -------------------
NET INCOME/(LOSS) AVAILABLE
 FOR COMMON SHARES.....................................................  $         (464,640)  $           237,929
                                                                         ==================   ===================

BASIC AND DILUTED INCOME/(LOSS)
 PER COMMON SHARE......................................................  $             (.12)  $               .07
                                                                         ==================   ===================

BASIC AND DILUTED COMMON SHARES OUTSTANDING............................           3,774,346             3,379,609
                                                                         ==================   ===================

                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                      FOR THE THREE MONTHS ENDED
                                                                             NOVEMBER 30,
                                                                     ----------------------------
                                                                        2004             2003
                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)..............................................    $  (464,640)     $   237,929
  Adjustments to reconcile net income/(loss) to net
   cash from operating activities:
      Depreciation and amortization..............................        427,701          421,600
      (Increase) decrease in assets:
         Accounts receivable.....................................      3,717,570        3,564,092
         Costs in excess of billings on contracts in process.....       (806,568)         898,997
         Perishable tooling......................................        (54,150)          (5,933)
         Prepaid expenses and other current assets ..............         27,737           23,396
      Increase (decrease) in liabilities:
         Accounts payable........................................       (992,895)      (1,748,091)
         Accrued outsourced contracts payable....................             --          826,411
         Accrued lease expense...................................         23,292           25,050
         Accrued liabilities.....................................        119,263          232,210
                                                                     -----------      -----------
Net cash provided from operating activities......................    $ 1,997,310      $ 4,475,661
                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in other assets.......................................        (20,546)         (22,462)
  Additions to property, plant and equipment ....................       (230,283)        (124,794)
                                                                     -----------      -----------
Net cash used in investing activities............................    $  (250,829)     $  (147,256)
                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments on revolving credit line........................       (747,696)      (4,170,053)
  Principal payments on notes payable to bank
   and non-revolving equipment line of credit....................       (162,468)        (157,152)
  Deferred interest .............................................         45,912               --
                                                                     -----------      -----------
Net cash used in financing activities............................    $  (864,252)     $(4,327,205)
                                                                     -----------      -----------

NET INCREASE IN CASH.............................................    $   882,229      $     1,200
                                                                     -----------      -----------

CASH - Beginning of Period.......................................          1,200               --
                                                                     -----------      -----------

CASH - End of Period.............................................    $   883,429      $     1,200
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

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004

NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:

                                                                                   NOVEMBER 30,              AUGUST 31,
                                                                                       2004                     2004
                                                                             ----------------------    --------------------
Costs incurred on contracts in process under the percentage of
completion method......................................................      $            4,829,181    $         22,265,744
Estimated gross loss...................................................                    (625,000)             (4,250,000)
                                                                             ----------------------    --------------------
        Total..........................................................                   4,204,181              18,015,744
Less progress payments received and progress billings to date..........                   2,794,794              17,586,991
Plus costs incurred on contracts in process
under the completed contract method....................................                      66,324                 240,390
                                                                             ----------------------    --------------------

Costs in excess of billings on contracts in process....................      $            1,475,711    $            669,143
                                                                             ======================    ====================

Included in estimated gross profit for November 30, 2004 and August 31, 2004 are jobs with losses accrued of $871,659 and $5,190,491, respectively.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

                                                                                      NOVEMBER 30,           AUGUST 31,
                                    CATEGORY                                              2004                  2004
--------------------------------------------------------------------------------  --------------------  --------------------
Leasehold improvements..........................................................  $          1,489,302  $          1,367,908
Office furniture and fixtures...................................................               173,994               169,129
Machinery and equipment.........................................................            23,080,863            23,080,863
Construction in Process.........................................................                76,184                    --
Computer equipment and software.................................................             2,816,329             2,788,489
Transportation equipment........................................................               109,782               109,782
                                                                                  --------------------  --------------------
     Total cost.................................................................            27,746,454            27,516,171
Less Accumulated depreciation and amortization..................................            15,615,126            15,187,425
                                                                                  --------------------  --------------------
     Net carrying amount........................................................  $         12,131,328  $         12,328,746
                                                                                  ====================  ====================

NOTE 4 - LONG-TERM DEBT

The Company's long-term debt consists of the following:

                                                                                       NOVEMBER 30,    AUGUST 31,
                    REVOLVING WORKING CAPITAL CREDIT LINE                                  2004           2004
-----------------------------------------------------------------------------------    ------------    ----------
The revolving working capital credit line is collateralized by substantially all assets of the Company and provides for borrowing, subject to certain collateral requirements up to $5.0 million until January 28, 2005, thereafter such amount reduces to $4.0 million. The agreement requires a commitment fee of .25% per annum on the average daily unused portion of the revolving credit line. The credit line is due March 15, 2005, and bears interest, payable monthly, at 4.0%
above the bank's prime rate (as of November 30, an effective rate of 9%)...........    $  9,101,836     $9,849,532

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004

NOTE 4 - LONG-TERM DEBT - CONTINUED

                           NOTES PAYABLE TO BANKS
---------------------------------------------------------------------------
Note payable to bank, payable in monthly installments of $33,334, plus interest at the bank's prime rate plus 4.25% (as of November 17, 2004, an
effective rate of 9.25%), due March 15, 2005 ..............................       1,300,000       1,400,000

Note payable to bank, payable in monthly installments of $9,065, plus interest at the bank's prime rate plus 4.25% (as of November 17, 2004, an
effective rate of 9.25%), due March 15, 2005 ..............................         416,971         435,100

Subordinated note payable to bank, payable in monthly installments of
$31,000, including interest at 11%, due January 1, 2008 ...................       1,008,124       1,050,670

                              SUBORDINATED DEBT
---------------------------------------------------------------------------
Subordinated note payable, principal payable in quarterly installments of
$250,000 commencing September 30, 2007. Interest payable quarterly, in arrears, commencing on September 30, 2004 at 14%. Deferred interest accrues at 6%, compounded quarterly and payable at the earlier of loan pay-off or
June 30, 2010 .............................................................       3,000,000       3,000,000
                                                                                 ----------     -----------

           Total debt .....................................................      14,826,931      15,735,302
                                                                                 ----------     -----------
           Less current portion of long-term and subordinated debt ........      14,826,931      15,735,302
                                                                                 ----------     -----------
           Long-term and subordinated debt -- Net .........................      $       --     $        --
                                                                                 ==========     ===========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Statement of Operations as a percentage of sales.

                                                   For The Three Months Ended
                                                          November 30
                                                   ---------------------------
                                                   2004                  2003
                                                   -----                 -----
SALES.........................................     100.0%                100.0%
COST OF SALES.................................      88.7%                 89.8%
                                                   -----                 -----

              GROSS PROFIT....................      11.3%                 10.2%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE...      12.7%                  4.8%
                                                   -----                 -----

              INCOME/(LOSS) FROM OPERATIONS...      (1.4%)                 5.4%

  INTEREST EXPENSE............................       8.7%                  2.5%
  OTHER EXPENSE...............................       0.1%                   --
                                                   -----                 -----
         TOTAL OTHER EXPENSE..................       8.8%                  2.9%

INCOME/(LOSS) BEFORE INCOME TAX EXPENSE.......     (10.2%)                 2.9%

INCOME TAX EXPENSE............................        --                    --
                                                   -----                 -----

            NET INCOME/(LOSS).................     (10.2%)                 2.9%
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

Changes in Internal Control Over Financial Reporting: There were no changes in the Company's internal control over financial reporting during the Company's first quarter ended November 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM  5.    OTHER INFORMATION

            None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

10(jj)    Forbearance Agreement between Registrant and Comerica Bank, dated January 6, 2005

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

Date: April 15, 2005

                              Riviera Tool Company

                              /s/ Kenneth K. Rieth
                              --------------------------------------------------
                              Kenneth K. Rieth
                              President and Chief Executive Officer
                              (Principal Executive Officer)

                              /s/ Peter C. Canepa
                              --------------------------------------------------
                              Peter C. Canepa
                              Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit no.     Exhibit Description
10(jj)          Forbearance Agreement between Registrant and Comerica Bank, dated January 6, 2005

 31.1           Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Sec. 906

 31.2           Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Sec. 906

 32.2           Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                Section 1350 Sec. 302