Form 10-Q
period 2005-02-28
RIVIERA TOOL CO
filed 2005-04-15
CIK 1018349

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2005

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

                                    Yes [ ]  No [X]

There were 3,774,346 shares of the Registrant's common stock outstanding as of April 15, 2005.

                                     PART I
                              FINANCIAL INFORMATION
                                      INDEX

                                                                                                    Page No.
Item 1.  Financial Statements

         Balance Sheets as of February 28, 2005 and August 31, 2004.................................    3

         Statements of Operations for the Three Months and Six Months Ended February 28, 2005 and       4
         February 29, 2004..........................................................................

         Statements of Cash Flows for the Three Months and Six Months Ended February 28, 2005 and       5
         February 29, 2004..........................................................................

         Notes to Financial Statements..............................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......    9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................   13

Item 4.  Controls and Procedures....................................................................   14

                                     PART II
                                OTHER INFORMATION
                                      INDEX

Item 1.  Legal Proceedings..........................................................................   15

Item 6.  Exhibits and Reports on Form 8 - K.........................................................   15

         Signatures.................................................................................   16

         Certifications

         Exhibits

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                                                         FEBRUARY 28,     AUGUST 31,
                                  ASSETS                                                     2005           2004
CURRENT ASSETS                                                               NOTE        (UNAUDITED)      (AUDITED)
--------------                                                               ----        ------------    ------------
  Cash .................................................................                 $    209,202    $      1,200
  Accounts receivable ..................................................                    2,928,288      13,075,285
  Costs in excess of billings on contracts in process ..................      2             2,571,817         669,143
  Inventories ..........................................................                      238,301         238,301
  Prepaid expenses and other current assets ............................                      273,688         235,203
                                                                                         ------------    ------------
            Total current assets .......................................                    6,221,296      14,219,132

PROPERTY, PLANT AND EQUIPMENT, NET .....................................      3            11,720,433      12,328,746
PERISHABLE TOOLING .....................................................                      757,744         726,704
OTHER ASSETS ...........................................................                      544,181         623,635
                                                                                         ------------    ------------
            Total assets ...............................................                 $ 19,243,654    $ 27,898,217
                                                                                         ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt ....................................      4          $  8,201,391    $ 15,742,669
  Accounts payable .....................................................                    4,485,557       4,908,893
  Accrued liabilities ..................................................                      756,979         521,193
                                                                                         ------------    ------------
            Total current liabilities ..................................                   13,443,927      21,172,755

LONG-TERM DEBT .........................................................      4                 8,834          12,703
ACCRUED LEASE EXPENSE ..................................................                      787,478         740,894
DEFERRED COMPENSATION ..................................................                           --         166,474
DEFERRED INTEREST ......................................................      4               116,000          25,500
                                                                                         ------------    ------------
            Total liabilities ..........................................                   14,356,239      22,118,326
                                                                                         ------------    ------------

PREFERRED STOCK - no par value, $100 mandatory redemption value:
       Authorized - 5,000 shares
       Issued and outstanding - no shares ..............................                           --              --

STOCKHOLDERS' EQUITY:
  Preferred stock - no par value,
     Authorized - 200,000 shares
     Issued and outstanding - no shares ................................                           --              --
  Common stock - No par value:
     Authorized - 9,785,575 shares
     Issued and outstanding - 3,774,346 shares
     As of February 28, 2005 and August 31, 2004 .......................                   16,426,378      16,426,378
  Retained deficit .....................................................                  (11,538,963)    (10,646,487)
                                                                                         ------------    ------------
            Total stockholders' equity .................................                    4,887,415       5,779,891
                                                                                         ------------    ------------
Total liabilities and stockholders' equity .............................                 $ 19,243,654    $ 27,898,217
                                                                                         ============    ============

                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                      ENDED                          ENDED
                                            ---------------------------    ---------------------------
                                              FEB. 28,       FEB. 29,       FEB. 28,        FEB. 29,
                                               2005            2004           2005            2004
                                            -----------     -----------    -----------     -----------
SALES ..................................    $ 4,981,009     $ 8,292,900    $ 9,533,560     $16,603,660
COST OF SALES ..........................      4,151,887       7,452,464      8,190,347      14,913,281
                                            -----------     -----------    -----------     -----------

      GROSS PROFIT .....................        829,122         840,436      1,343,213       1,690,379

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES ............        867,490         505,652      1,446,831         909,139
                                            -----------     -----------    -----------     -----------

      INCOME/(LOSS) FROM OPERATIONS ....        (38,368)        334,784       (103,618)        781,240

      TOTAL INTEREST EXPENSE ...........        389,468         122,701        788,859         331,228
                                            -----------     -----------    -----------     -----------

INCOME/(LOSS) BEFORE INCOME TAXES ......       (427,836)        212,083       (892,477)        450,012
                                            -----------     -----------    -----------     -----------

INCOME TAXES ...........................             --              --             --              --
                                            -----------     -----------    -----------     -----------

NET INCOME/(LOSS) AVAILABLE FOR
 COMMON SHARES .........................    $  (427,836)    $   212,083    $  (892,477)    $   450,012
                                            ===========     ===========    ===========     ===========

BASIC AND DILUTED INCOME/(LOSS)
PER COMMON SHARE .......................    $      (.11)    $       .06    $      (.24)    $       .13
                                            ===========     ===========    ===========     ===========

BASIC AND DILUTED
COMMON SHARES OUTSTANDING ..............      3,774,346       3,379,609      3,774,346       3,379,609
                                            ===========     ===========    ===========     ===========


                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                    FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                           ENDED                             ENDED
                                                                -----------------------------     -----------------------------
                                                                  FEB. 28,        FEB. 29,         FEB. 28,         FEB. 29,
                                                                    2005             2004             2005             2004
                                                                ------------     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss) ........................................    $   (427,836)    $    212,083     $   (892,477)    $    450,012
  Adjustments to reconcile net income/(loss) to net cash
  from operating activities:
      Depreciation and amortization ........................         427,701          421,599          855,402          843,198
      (Increase) decrease in assets:
         Accounts receivable ...............................       6,429,427       (1,444,542)      10,146,997        2,119,551
         Costs in excess of billings on contracts in .......      (1,096,106)        (180,343)      (1,902,674)         718,655
process
         Perishable tooling ................................          23,110              560          (31,040)          (5,374)
         Prepaid expenses and other current assets .........         (66,222)        (236,959)         (38,485)        (213,563)
      Increase (decrease) in liabilities:
         Accounts payable ..................................         569,558        1,209,148         (423,336)        (538,943)
         Accrued outsourced contracts payable ..............              --         (182,025)              --          644,386
         Accrued lease expense .............................          23,292           25,050           46,584           50,100
         Accrued liabilities ...............................         116,523           86,476          235,786          318,686
         Deferred compensation .............................        (166,474)              --         (166,474)              --
                                                                ------------     ------------     ------------     ------------
Net cash provided by/(used in) operating activities ........    $  5,832,973     $    (88,953)    $  7,830,283     $  4,386,708
                                                                ------------     ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease/(increase) in other assets ......................         100,000               --           79,454          (22,462)
  Additions to property, plant and equipment ...............         (16,806)        (166,429)        (247,089)        (291,223)
                                                                ------------     ------------     ------------     ------------
Net cash provided by/(used in) investing activities ........    $     83,194     $   (166,429)    $   (167,635)    $   (313,685)
                                                                ------------     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) on revolving credit line .....      (6,505,958)         380,876       (7,253,654)      (3,789,177)
  Deferred interest ........................................          44,588               --           90,500               --
  Principal payments on notes payable to bank ..............        (129,024)        (125,494)        (291,492)        (282,646)
                                                                ------------     ------------     ------------     ------------
Net cash provided by/(used in) financing activities ........    $ (6,590,394)         255,382     $ (7,454,646)    $ (4,071,823)
                                                                ------------     ------------     ------------     ------------

NET INCREASE/(DECREASE) IN CASH ............................    $   (674,227)              --     $    208,002     $      1,200

CASH - Beginning of Period .................................         883,429            1,200            1,200               --
                                                                ------------     ------------     ------------     ------------

CASH - End of Period .......................................    $    209,202            1,200     $    209,202     $      1,200
                                                                ============     ============     ============     ============


                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements (the "Financial Statements") of Riviera Tool Company (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Financial Statements do not include all the information and footnotes normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of management, the Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly such information in accordance with generally accepted accounting principles generally accepted in the United States of America. These Financial Statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K, as amended, for the fiscal year ended August 31, 2004.

The Company's financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2004, the Company sustained both a significant loss from operations as well as a net loss. This loss resulted in an accumulated deficit. Further, the Company was not in compliance with the covenants of its long-term loan agreement causing the Company's debt to be classified as current in the financial statements. The Company currently entered into a forebearance agreement that expires April 29, 2005. These factors, among other things, raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes that the revolving line of credit (under the existing forebearance agreement and future extensions of renegotiated facilities or new facilities) and the funds generated from operations should be sufficient to cover anticipated cash needs through fiscal 2005. However, depending on the Company's primary lender's willingness to extend the due date of the facility as well as the level of future sales, terms of such sales, financial performance and cash flow of existing contracts, such financing may not be sufficient to support operations. Therefore, the Company may be required to seek additional sources of funding.

The results of operations for the three and six-month periods ended February 28, 2005 may not be indicative of the results to be expected for the full year.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. An asset is deemed impaired and written down to its fair value if estimated related total future undiscounted cash flows are less than its book (carrying) value. The Company, in performing its evaluation of long-lived assets for impairment, utilized financial projections for five future years including total undiscounted cash flow. In developing the projections, the Company estimated revenues for each year and estimated resulting margins based upon various assumptions including future market pricing trends and historical financial costs. The analysis concluded that the estimated total undiscounted future cash flows were in excess of the carrying value of long-lived assets. Had the analysis concluded that the total undiscounted future cash flows were below the carrying value, an impairment charge of the difference between the carrying value and the lower of the total discounted cash flows or fair value would have been recorded.

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005

NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:

                                                                      FEBRUARY 28,     AUGUST 31,
                                                                          2005            2004
                                                                      ------------    ------------
Costs incurred on contracts in process under the percentage of
completion method ................................................    $  4,886,647    $ 22,265,744
Estimated gross profit/(loss) ....................................          50,000      (4,250,000)
                                                                      ------------    ------------
        Total ....................................................       4,936,647      18,015,744
Less progress payments received and progress billings to date ....       2,390,328      17,586,991
Plus costs incurred on contracts in process
under the completed contract method ..............................          25,498         240,390
                                                                      ------------    ------------

Costs in excess of billings on contracts in process ..............    $  2,571,817    $    669,143
                                                                      ============    ============

Included in estimated gross profit for February 28, 2005 and August 31, 2004 are jobs with losses accrued of $152,162 and $5,190,491, respectively.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

                                                                      FEBRUARY 28,     AUGUST 31,
                   CATEGORY                                               2005            2004
                                                                      ------------    ------------
Leasehold improvements ...........................................    $  1,489,302    $  1,367,908
Office furniture and fixtures ....................................         174,524         169,129
Machinery and equipment ..........................................      23,080,863      23,080,863
Construction in Process ..........................................          86,960              --
Computer equipment and software ..................................       2,821,829       2,788,489
Transportation equipment .........................................         109,782         109,782
                                                                      ------------    ------------
     Total cost ..................................................      27,763,260      27,516,171
Less Accumulated depreciation and amortization ...................      16,042,827      15,187,425
                                                                      ------------    ------------
     Net carrying amount .........................................    $ 11,720,433    $ 12,328,746
                                                                      ============    ============

NOTE 4 - LONG-TERM DEBT

The Company's long-term debt consists of the following:

                                                                    FEBRUARY 28,       AUGUST 31,
                                                                        2005             2004
                                                                    -----------        -----------
           REVOLVING WORKING CAPITAL CREDIT LINE

The revolving working capital credit line is collateralized
by substantially all assets of the Company and provides for
borrowing, subject to certain collateral requirements up to
$3.75 million until April 29, 2005. The agreement requires a commitment fee of .25% per annum on the average daily unused portion of the revolving credit line. The credit line is due
April 29, 2005, and bears interest, payable monthly, at 4.0%
above the bank's prime rate (as of February 28, 2005, an
effective rate of 9.5%) .........................................   $ 2,595,878        $ 9,849,532

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005


NOTE 4 - LONG-TERM DEBT - CONTINUED

                                                                                   FEBRUARY 28,        AUGUST 31,
                           NOTES PAYABLE TO BANKS                                      2005               2004
                                                                                  ---------------    ---------------
Note payable to bank, payable in monthly installments of $33,334, plus interest at the bank's prime rate plus 4.25% (as of February 28, 2005, an
effective rate of 9.75%), due April 29, 2005...................................       1,200,000          1,400,000

Note payable to bank, payable in monthly installments of $9,065, plus interest at the bank's prime rate plus 4.25% (as of February 28, 2005, an
effective rate of 9.75%), due April 29, 2005...................................         389,777            435,100

Subordinated note payable to bank, payable in monthly installments of
$31,000, including interest at 11%, due January 1, 2008........................       1,008,124          1,050,670

                              SUBORDINATED DEBT

Subordinated note payable, principal payable in quarterly installments of
$250,000 commencing September 30, 2007. Interest payable quarterly, in arrears, commencing on September 30, 2004 at 14%. Deferred interest accrues at 6%, compounded quarterly and payable at the earlier of loan pay-off or
June 30, 2010..................................................................       3,000,000          3,000,000

                                     OTHER

Other..........................................................................           8,834             12,703
                                                                                  -------------      -------------

           Total debt..........................................................       8,210,225         15,755,372
                                                                                  -------------      -------------
           Less current portion of long-term and subordinated debt.............       8,201,391         15,742,669
                                                                                  -------------      -------------
           Long-term and subordinated debt -- Net..............................   $       8,834      $      12,703
                                                                                  =============      =============

NOTE 5 - CONTINGENCIES

The Company is a plaintiff and defendant in litigation regarding its contract with Mercedes Benz and GESTAMP USA as well as certain of the Company's suppliers the Company does not consider such items require any contingent asset or liability is deemed necessary at this point in time.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Statement of Operations as a percentage of sales.

                                                       For The Three Months                 For The Six Months
                                                                Ended                             Ended
                                                   ------------------------------     ------------------------------
                                                     Feb. 28,          Feb. 29,         Feb. 28,          Feb. 29,
                                                       2005              2004             2005              2004
                                                   ------------      ------------     ------------      ------------
SALES .........................................           100.0%            100.0%           100.0%            100.0%
COST OF SALES .................................            83.4%             89.9%            85.9%             89.8%
                                                   ------------      ------------     ------------      ------------

             GROSS PROFIT .....................            16.6%             10.1%            14.1%             10.2%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ...            17.4%              6.1%            15.2%              5.5%
                                                   ------------      ------------     ------------      ------------

              INCOME/(LOSS) FROM OPERATIONS ...            (0.8)%             4.0%            (1.1)%             4.7%

TOTAL INTEREST EXPENSE ........................             7.8%              1.4%             8.3%              2.0%

INCOME/(LOSS) BEFORE INCOME TAXES .............            (8.6)%             2.6%            (9.4)%             2.7%

INCOME TAXES ..................................              --                --               --                --
                                                   ------------      ------------     ------------      ------------

            NET INCOME/(LOSS) .................            (8.6)%             2.6%            (9.4)%             2.7%
                                                   ============      ============     ============      ============

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

BASIS OF PRESENTATION

The Company's financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2004, the Company sustained both a significant loss from operations as well as a net loss. This loss resulted in an accumulated deficit. Further, the Company was not in compliance with the covenants of its long-term loan agreement causing the Company's debt to be classified as current in the financial statements. The Company currently entered into a forebearance agreement that expires April 29, 2005. These factors, among other things, raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes that the revolving line of credit (under the existing forebearance agreement and future extensions of renegotiated facilities or new facilities) and the funds generated from operations, should be sufficient to cover anticipated cash needs through fiscal 2005. However, depending on the Company's primary lender's willingness to extend the due date of the forebearance agreement as well as the level of future sales, terms of such sales, financial performance and cash flow of existing contracts, such financing may not be sufficient to support operations. Therefore, the Company may be required to seek additional sources of funding.

The results of operations for the three and six month periods ended February 28, 2005 may not be indicative of the results to be expected for the full year.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews long-lived assets for impairment if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. An asset is deemed impaired and written down to its fair value if estimated related total future undiscounted cash flows are less than its book (carrying) value. The Company, in performing its evaluation of long-lived assets for impairment, utilized financial projections for five future years including total undiscounted cash flow. In developing the projections, the Company estimated revenues for each year and estimated resulting margins based upon various assumptions including future market pricing trends and historical financial costs. The analysis concluded that the estimated total undiscounted future cash flows were in excess of the carrying value of long-lived assets. Had the analysis concluded that the total undiscounted future cash flows were below the carrying value, an impairment charge of the difference between the carrying value and the lower of the total discounted cash flows or fair value would have been recorded.


COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2005 TO THE THREE MONTHS ENDED FEBRUARY 29, 2004.

REVENUES - Revenues for the three months ended February 28, 2005 totaled $5.0 million as compared to $8.3 million for the three months ended February 28, 2004, a decrease of $3.3 million or 40%. This was a result of the Company beginning the second quarter of 2005 with a contract backlog of $4.6 million as compared to a $22.1 million contract backlog in 2004, a decrease of 79%. This lower backlog resulted in the Company incurring a 24% decrease in direct labor hours during the second quarter of 2005 when compared to 2004 and bringing about the decrease in second quarter revenues.

The Company's backlog of awarded contracts, which are all believed to be firm, was approximately $10.1 million and $16.6 million as of February 28, 2005 and February 29, 2004 respectively. The Company expects all backlog contracts will be reflected in sales during fiscal years ending August 31, 2005 and 2006.


COST OF SALES - Cost of goods sold decreased from $7.5 million for the second quarter of fiscal 2004 to $4.2 million for 2005 and, as a percent of sales, decreased from 89.9% for 2004 to 83.4% for 2005. Direct costs (materials and labor) decreased by $3.0 million, from $5.0 million for 2004 to $2.0 million for 2005. Engineering expense decreased by $180,000 from $695,000 for 2004 to $515,000 for 2005. Lastly, of the cost of goods sold, manufacturing overhead decreased by $90,000 from $1.77 million for 2004 to $1.68 million for 2005. Additional details of these changes in cost of sales for the second quarter of fiscal 2004 and 2005 are as follows:

     o Direct materials expense decreased from $1.6 million for 2004 to $0.5 million for 2005 and decreased as a percent of sales from 19.5% to 9.2%. This decrease was largely due to lower contract volume requirements and backlog mix during 2005 as compared to 2004. Outside services expense decreased from $1.7 million for 2004 to $181,000 for 2005 and as a percent of sales from 20.2% to 3.6%. This decrease was largely due to the Company incurring expense related to its outsourced revenue during the second quarter of 2004. The balance of the outside services expense decrease was due to lower sales volumes and corresponding decreases in outsourcing certain machining, die patterns, laser cutting, heat treat and outside design services.

     o Direct labor expense decreased from $1.7 million for 2004 to $1.3 million for 2005. However, as a percent of sales, direct labor increased from 20.4% to 26.0%. This change was a result of the Company incurring a 24% decrease in direct labor hours, from 85,000 hours in 2004 to 65,000 in 2005. Of the total direct labor expense, regular or straight time decreased by $224,000 however as a percent of sales, increased from 12.7% for 2004 to 16.6% for 2005 due to decreased sales volume. Overtime expense decreased from $639,000 for 2004 to $485,000 for 2005, however as a percent of sales, increased from 7.7% for 2004 to 9.7% for 2005.

     o Engineering expense decreased from $695,000, 8.4% of sales, for 2004 to $515,000, 10.3% of sales, for 2005. This decrease was due to the Company's decrease in awarded contracts and the resulting decrease in the number of engineering personnel necessary to fulfill the design and project management portions of the Company's current contract backlog.

     o Manufacturing overhead was $1.68 million or 33.8% of sales for 2005 as compared to $1.77 million or 21.3% of sales for 2004. During 2005, decreases in manufacturing overhead were largely due to a $54,000 decrease in manufacturing supplies expense, a $31,000 decrease in machinery repair and maintenance expense, a $28,000 decrease in medical insurance premiums and a $18,000 decrease in payroll tax expense. These decreases were offset by an increase of $37,000 in utilities expense, an increase of $20,000 in indirect labor expense and an increase of $11,000 in workers compensation insurance expense. The increase of approximately 12.5% of manufacturing overhead, as a percent of sales, was largely due to the decrease in sales volumes.

SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense increased from $506,000 for the second quarter of 2004 to $867,000 for 2005. As a percent of sales, selling and administrative expense increased from 6.1% for 2004 to 17.4% for 2005 due to the lower sales volume and increase in certain professional advisory fees. The largest selling and administrative expense increases included $409,000 in legal and professional expenses, $19,000 in sales salaries and wages, $9,000 in travel expenses and $7,000 in insurance expense. These increases were offset by decreases including $27,000 in administrative wages and salaries, $24,000 in public company expense and $19,000 in the State of Michigan Single Business tax.

The increase in professional and legal expenses related to the Company's primary lender requiring the Company to retain the services of a consulting company and the lender's legal counsel at the Company's expense. During the second quarter of 2005, such expenses totaled approximately $303,000.

INTEREST EXPENSE. Interest expense increased from $123,000 for 2004 to $389,000 for 2005. This increase was largely due to the Company's increased debt levels during the second quarter of 2005 as compared to 2004. These increases include $3.0 million of subordinated debt issued in the fourth quarter of fiscal 2004. In addition, the interest rates on the revolver and certain term debt during the second quarter of 2005 were higher than during the second quarter of fiscal 2004.

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 2005 TO THE SIX MONTHS ENDED FEBRUARY 29, 2004.

REVENUES - Revenues for the six months ended February 28, 2005 totaled $9.5 million as compared to $16.6 million for the six months ended February 29, 2004, a decrease of 43%. This was a result of the Company beginning the fiscal 2005 with a contract backlog of $2.4 million as compared to $26.6 million contract backlog in 2004, a decrease of 91%. This lower backlog resulted in the Company incurring approximately 126,000 shop floor hours as compared to 161,000 during the same period of 2004, a decrease of 35,000 hours or 22%.

COST OF SALES - Cost of goods sold decreased from $14.9 million for the six months ended February 29, 2004 to $8.2 million for the six months ended February 28, 2005, however as a percent of sales, cost of goods sold decreased slightly from 89.8% for 2004 to 85.9% for 2005. Direct costs (materials and labor) decreased by $6.2 million, from $10.1 million for 2004 to $3.9 million for 2005. Engineering expense decreased by $385,000 from $1.4 million for 2004 to $0.97 million for 2005. Lastly, of the cost of goods sold, manufacturing overhead decreased by $141,000 from $3.5 million for 2004 to $3.3 million for 2005. Additional details of these changes in cost of sales for the six months ended February 29, 2004 and February 28, 2005 are as follows:

     o Direct materials expense decreased from $2.7 million to $0.85 million for the first two quarters of 2004 and 2005, respectively. Outside services expense decreased from $4.1 million for 2004 to $0.4 million for 2005 and as a percent of sales decreased from 24.6% to 4.2%. This decrease was largely due to the Company outsourcing certain manufacturing processes in an attempt to meet customer delivery dates while incorporating a high number of customer engineering changes to the tooling during the first six months of 2004. These services largely consist of machining and laser cutting services.

     o Direct labor expense decreased from $3.3 million for 2004 to $2.6 million for 2005 however, as a percent of sales, direct labor expense increased from 19.6% to 27.0%. This change was a result of the Company incurring a 22% decrease in direct labor hours, from 161,000 hours in 2004 to 126,000 in 2005. Of the total direct labor expense, regular or straight time decreased by $487,000 however, as a percent of sales, it increased from 12.7% for 2004 to 17.0% for 2005. Overtime expense decreased from $1,154,000 for 2004 to $953,000 for 2005, as a percent of sales, increasing from 6.9% for 2004 to 10.0% for 2005

     o Engineering expense decreased from $1.4 million, 8.2% of sales, for 2004 to $0.97 million, 10.2% of sales, for 2005. This decrease was due to the Company lowering the level of engineering personnel staffing required to fulfill the design and project management portions of contracts.

     o Manufacturing overhead was $3.5 million or 21.0% of sales for 2004 as compared to $3.3 million or 35.1% of sales for 2005. During 2005, decreases in manufacturing overhead were largely due to a $84,000 decrease in manufacturing supplies expense, a $56,000 decrease in medical insurance premiums, a $35,000 decrease in indirect labor expense and a $35,000 decrease in payroll tax expense. These decreases were offset by a $50,000 increase in utilities expense, a $14,000 increase in supervision salaries and a $15,000 increase in workers compensation insurance expense.


SELLING AND ADMINISTRATIVE EXPENSE - Selling and administrative expense increased from $909,000 for the first two quarters of 2004 to $1,447,000 for 2005. As a percent of sales, selling and administrative expense increased from 5.5% for 2004 to 15.2% for 2005. During 2005, increases in selling and administrative expense were largely due to a $458,000 increase in legal and professional expense, a $68,000 increase in travel expenses and a $24,000 increase in sales salaries. These increases were offset by a $19,000 decrease in State of Michigan Single Business Tax expense.

The increase in professional and legal expenses related to the Company's primary lender requiring the Company to retain the services of a consulting company and the lender's legal counsel at the Company's expense. During the first two quarters of 2005, such expenses totaled approximately $353,000.

INTEREST EXPENSE - Interest expense increased from $331,000 for 2004 to $789,000 for 2005. This increase was largely due to the Company's increased debt levels during the first half of 2005 as compared to 2004. These increases include $3.0 million of subordinated debt issued in the fourth quarter of fiscal 2004. In addition, the interest rates on the revolver and certain term debt during 2005 were higher than during 2004. During 2005, the Company incurred $40,000 in bank forebearance fees to its primary lender.

FEDERAL INCOME TAXES - For the six months ended February 28, 2005, the Company recorded a valuation allowance of approximately $303,000 to reduce its deferred tax assets resulting from income tax benefit. For the three months ended February 28,

2005, the Company recorded an increase in the deferred tax asset valuation allowance of approximately $145,000 to offset the income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES - During the six months ended February 28, 2005, the Company's cash provided by operating activities was $7.8 million. This largely resulted from a decrease of $10.1 million in account receivables, a $1.9 million increase in contracts in process and a $423,000 decrease in accounts payable. From investing activities, the Company incurred a decrease in other assets of $79,000 and $247,000 in additions to property, plant and equipment. The Company used $7.3 million to reduce the revolving line of credit and $291,000 to reduce other debt.

The Company's total bank debt as of February 28, 2005, is $8.2 million, all of which is classified as short-term debt. As of February 28, 2005, the Company was in default of its loan covenants with its lenders. As a result the Company has negotiated a $3.75 million Revolving Line of Credit until April 29, 2005. The Revolving Line of Credit has a balance outstanding of approximately $3.7 million, as of April 8, 2005. The Company also has term notes with an aggregate outstanding balance of $1,589,777, expiring April 29, 2005. The Revolving Line of Credit bears interest at the bank's prime rate plus 4.0 percent (an effective rate of 9.5% at February 29, 2005) and the term notes bears interest at bank's prime rate plus 4.25 percent (an effective rate of 9.75% at February 28, 2005). The Company also has two subordinated debt notes payable totaling $4,008,124 which includes $1,008,124 bearing interest at 11% and $3,000,000 bearing interest at 14% plus deferred interest of 6%.

The Company believes that the revolving line of credit (under the existing forebearance agreement and future extensions of renegotiated facilities or new facilities) and the funds generated from operations, will be sufficient to cover anticipated cash needs through fiscal 2005. However, depending on the Company's primary lenders willingness to extend the due date of the facility as well as the level of future sales, terms of such sales, financial performance and cash flow of existing contracts, such financing may not be sufficient to support operations. Therefore, the Company may be required to seek additional sources of funding.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


 The following table provides information on the Company's debt as of August 31, 2004 and 2003 that are sensitive to changes in interest rates.

                                                                                AMOUNT
FEBRUARY 28, 2005:                                                            OUTSTANDING   MATURITY DATE
------------------                                                            -----------   -------------

REVOLVING WORKING CAPITAL CREDIT LINE:
     o  Variable rate revolving credit line at an interest rate of prime rate plus 4.0% (as of February 28, 2005, an effective
     rate of 9.5%)                                                             $2,595,878   April 29, 2005

NOTE PAYABLE TO BANKS:
     o  At an interest rate of prime plus 4.25% (as of February 28,
     2005, an effective rate of 9.75%)                                         $1,200,000   April 29, 2005

     o  At an interest rate of prime plus 4.25% (as of February 28,
     2005, an effective rate of 9.75%)                                           $389,777   April 29, 2005

AUGUST 31, 2004:
REVOLVING WORKING CAPITAL CREDIT LINE:
     o  Variable rate revolving credit line at an interest rate of prime rate plus 4% (as of November 17, 2004, an effective rate of
     9%)                                                                       $9,849,532   December 31, 2004

NOTE PAYABLE TO BANKS:
     o  At an interest rate of prime plus 4.25% (as of November 17,
     2004, an effective rate of 9.25%)                                         $1,400,000   December 31, 2004
     o  At an interest rate of prime plus 4.25% (as of November 17,
     2004, an effective rate of 9.25%)                                           $435,100   December 31, 2004

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Gestamp Alabama, et al v Riviera, et al
On February 14, 2005, Gestamp Alabama ("Gestamp"), the alleged successor to Oxford Automotive, Inc. ("Oxford") brought a civil action against Riviera in the Circuit Court for the County of Kent, State of Michigan, Case No. 05-01520-CK, seeking a right to immediate possession of certain tooling for use on Mercedes-Benz automobiles ( "the Tooling"), as well as unspecified damages. On February 25, 2005, Mercedes-Benz U.S. International, Inc. ("MBUSI") intervened in and was added to the litigation aligned as a Plaintiff, and sought virtually identical relief as that sought by Gestamp. On February 25, 2005, a hearing was scheduled on Gestamp's motion for immediate possession ("the Motion"). Shortly before the hearing on the Motion, the parties reached an agreement that the Motion would be resolved on the following terms: (1) MBUSI would pay Riviera by wire transfer the sum of $3,375,000.00 without prejudice to the rights of any of the parties with respect to any claims asserted in the litigation; (2) Riviera would permit MBUSI to take possession of the Tooling that was the subject of the Motion; (3) Riviera would execute a bill of sale for the Tooling; (4) MBUSI and Gestamp would earmark up to $500,000.00, over which they would retain complete control, to pay the legitimate claims asserted by Riveria's sub-contractors or trade creditors incurred in connection with work performed by Riviera on Oxford, Gestamp or MBUSI's work, without prejudice to the rights of the parties to assert any of the claims in the litigation; and (5) upon reasonable notice to Riviera, MBUSI would be entitled to immediate possession and use of other tools, dies, component parts and related accessories that Riviera has used to make MBUSI parts.

The obligations set forth above have been fulfilled, and certain creditors have been paid portions of the $500,000.00 earmarked by MBUSI and Gestamp.

Riviera has denied any further entitlement to relief by Gestamp and MBUSI in its responsive pleadings, and has asserted a counter-claim for damages for work that Riviera has done for MBUSI or Oxford for which payment has not been received. The damages sought by Riviera include recovery of additional sums that are due and owing to Riviera's sub-contractors or trade creditors in connection with this work, which amounts to approximately $3 million.

One of Riviera's sub-contractors, Eclipse Tool and Die, Inc. ("Eclipse"), was also named as a defendant in this action. Eclipse has filed a crossclaim against Riviera and counterclaims against Gestamp and Mercedes seeking recovery of approximately $900,000.00 for work that it performed for Riviera, Oxford and MBUSI. Eclipse is also seeking to exercise lien rights, but that will have no effect on Riviera.

Another of Riviera's sub-contractor's, Ronart Tool Company was also a named defendant in this action. Ronart's claim has been fully satisfied by MBUSI and it is expected that Ronart will be dismissed from the litigation. The case is in the early stages, and the parties have not yet conducted any discovery.
True Industrial v. Riviera

Within the last few days, Riviera received notice of an action brought in the Circuit Court for the County of Macomb, State of Michigan, Case No. 2005-1356-CK by True Industrial Corporation d/b/a True Industries, Inc. ("True") seeking damages in the amount of approximately $409,000.00 for work performed by True in connection with the MBUSI/Gestamp work described above. Due to the fact that the Complaint was just received by Riviera's outside counsel, no analysis of the litigation has been performed.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

           10(kk) Forebearance Agreement between Registrant and Comerica Bank, dated March 25, 2005

            31.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Sec. 302

            31.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Sec. 302

             32 Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
                     Sec. 906

         (b)      Reports on Form 8-K:

                 Form 8-K filed on December 15, 2004 - Item 5.02 Departure of
                                                       Directors or Principal
                                                       Officer

                 Form 8-K filed on December 20, 2004 - Item 3.01 Notice of
                                                       Delisting or Failure to
                                                       Satisfy a Continued
                                                       Listing Rule or
                                                       Standard: Transfer of
                                                       Listing

                 Form 8-K filed on December 20, 2004 - Item 8.01 Other Events

                 Form 8-K filed on January 19, 2005 -  Item 5.02 Election of
                                                       Director


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

                                  Exhibit Index



              No.             Description
             10(kk)   Forebearance Agreement between Registrant and Comerica
                      Bank, dated March 25, 2005

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