Form 10-Q
period 2005-05-31
RIVIERA TOOL CO
filed 2005-07-18
CIK 1018349

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2005

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                     ---------------   -------------------

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

                                    Yes X No

There were 4,090,138 shares of the Registrant's common stock outstanding as of July 14, 2005.

                                     PART I
                              FINANCIAL INFORMATION
                                      INDEX

                                                                                                             Page No.
Item 1. Financial Statements

        Balance Sheets as of May 31, 2005 and August 31, 2004.............................................      3

        Statements of Operations for the Three and Nine Months Ended May 31, 2005 and 2004................      4

        Statements of Cash Flows for the Three and Nine Months Ended May 31, 2005 and 2004................      5

        Notes to Financial Statements.....................................................................      6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............     10

Item 3. Quantitative and Qualitative Disclosures about Market Risk........................................     15

Item 4. Controls and Procedures...........................................................................     15


                                     PART II
                                OTHER INFORMATION
                                      INDEX

Item 1. Legal Proceedings.................................................................................     16

Item 6. Exhibits and Reports on Form 8-K..................................................................     17

        Signatures........................................................................................     18
        Exhibits..........................................................................................     19

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                                             --------------------------------------------
                                                                                   MAY 31,                AUGUST 31,
                                  ASSETS                                            2005                    2004
                                                                             -------------------      -------------------
CURRENT ASSETS                                                        NOTE      (UNAUDITED)               (AUDITED)
                                                                      ----   -------------------      -------------------
  Cash............................................................           $           369,612      $             1,200
  Accounts receivable.............................................                     2,616,969               13,075,285
  Costs in excess of billings on contracts in process.............     2               3,405,159                  669,143
  Inventories.....................................................                       238,301                  238,301
  Prepaid expenses and other current assets.......................                       515,907                  235,203
                                                                             -------------------      -------------------
            Total current assets..................................                     7,145,948               14,219,132

PROPERTY, PLANT AND EQUIPMENT, NET................................     3              11,299,806               12,328,746
PERISHABLE TOOLING................................................                       734,130                  726,704
OTHER ASSETS......................................................                       599,344                  623,635
                                                                             -------------------      -------------------
            Total assets..........................................           $        19,779,228      $        27,898,217
                                                                             ===================      ===================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt...............................     4     $         3,593,996      $        15,742,669
  Accounts payable................................................                     3,868,442                4,908,893
  Accrued liabilities.............................................                       731,546                  521,193
                                                                             -------------------      -------------------
            Total current liabilities.............................                     8,193,984               21,172,755

LONG-TERM DEBT, NET OF UNAMORITZED DISCOUNT.......................     4               5,957,718                   12,703
ACCRUED LEASE EXPENSE.............................................                       810,770                  740,894
DEFERRED COMPENSATION.............................................                            --                  166,474
DEFERRED INTEREST.................................................                            --                   25,500
                                                                             -------------------      -------------------
            Total liabilities.....................................                    14,962,472               22,118,326
                                                                             -------------------      -------------------

PREFERRED STOCK - no par value, $100 mandatory redemption value:
       Authorized - 5,000 shares
       Issued and outstanding - no shares.........................                            --                       --

STOCKHOLDERS' EQUITY:
  Preferred stock - no par value,
     Authorized - 200,000 shares
     Issued and outstanding - no shares...........................                            --                       --
  Common stock - No par value:
     Authorized - 9,785,575 shares
     Issued and outstanding - 4,090,138 at May 31, 2005 and
     3,774,346 shares at August 31, 2004..........................                    17,131,536               16,426,378
  Retained deficit................................................                  (12,314,780)             (10,646,487)
                                                                             -------------------      -------------------
            Total stockholders' equity............................                     4,816,756                5,779,891
                                                                             -------------------      -------------------
Total liabilities and stockholders' equity........................           $        19,779,228      $        27,898,217
                                                                             ===================      ===================

                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                                    ENDED                            ENDED
                                                         -----------------------------    -----------------------------
                                                         MAY 31, 2005     MAY 31, 2004    MAY 31, 2005     MAY 31, 2004
                                                         ------------     ------------    ------------     ------------
SALES ...............................................    $  4,687,278     $  7,596,931    $ 14,220,838     $ 24,200,591
COST OF SALES .......................................       4,106,830        6,729,645      12,297,177       21,642,926
                                                         ------------     ------------    ------------     ------------

  GROSS PROFIT ......................................         580,448          867,286       1,923,661        2,557,665

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES ...........................         660,103          479,920       2,106,934        1,389,060
                                                         ------------     ------------    ------------     ------------

   (LOSS)/INCOME FROM OPERATIONS ....................         (79,655)         387,366        (183,273)       1,168,605

INTEREST EXPENSE ....................................         391,737          148,782       1,139,822          480,008
SUBORDINATED DEBT FINANCING COSTS ...................         304,424               --         345,198               --
                                                         ------------     ------------    ------------     ------------
   TOTAL INTEREST AND OTHER EXPENSE .................         696,161          148,782       1,485,020          480,008
                                                         ------------     ------------    ------------     ------------

(LOSS)/INCOME BEFORE INCOME TAXES ...................        (775,816)         238,584      (1,668,293)         688,597
                                                         ------------     ------------    ------------     ------------

INCOME TAXES ........................................              --               --              --               --
                                                         ------------     ------------    ------------     ------------

NET (LOSS)/INCOME AVAILABLE FOR
 COMMON SHARES ......................................    $   (775,816)    $    238,584    $ (1,668,293)    $    688,597
                                                         ============     ============    ============     ============

BASIC AND DILUTED (LOSS)/INCOME PER COMMON SHARE ....    $       (.20)    $        .06    $       (.44)    $        .18
                                                         ============     ============    ============     ============

BASIC AND DILUTED COMMON SHARES OUTSTANDING .........       3,807,527        3,774,346       3,785,569        3,774,346
                                                         ============     ============    ============     ============


                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                        FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                                               ENDED                          ENDED
                                                                   ----------------------------    ----------------------------
                                                                      MAY 31,         MAY 31,        MAY 31,           MAY 31,
                                                                       2005            2004           2005              2004
                                                                   ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)/income ............................................   $   (775,816)   $    238,584    $ (1,668,293)   $    688,597
  Adjustments to reconcile net (loss)/income to net cash
from operating activities:
      Depreciation and amortization ............................        427,701         421,599       1,283,103       1,264,798
      (Increase) decrease in assets:
         Accounts receivable ...................................        311,319      (7,171,218)     10,458,316      (5,051,668)
         Costs in excess of billings on contracts in  process ..       (833,342)      3,124,750      (2,736,016)      3,843,404
         Perishable tooling ....................................         23,614         (35,697)         (7,426)        (41,071)
         Prepaid expenses and other current assets .............        337,272          49,741         298,787        (163,822)
      Increase (decrease) in liabilities:
         Accounts payable ......................................       (617,115)        853,652      (1,040,451)        314,709
         Accrued outsourced contracts payable ..................             --      (3,557,595)             --      (2,913,209)
         Accrued lease expense .................................         23,292          25,050          69,876          75,150
         Accrued liabilities ...................................             67          54,602         326,353         373,288
         Deferred compensation .................................             --              --        (166,474)             --
                                                                   ------------    ------------    ------------    ------------
Net cash (used in)/provided by operating activities ............   $ (1,103,008)   $ (5,996,532)   $  6,817,775    $ (1,609,824)
                                                                   ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase)/decrease in other assets ..........................        (55,163)             --          24,291         (22,462)
  Additions to property, plant and equipment ...................         (7,074)       (529,610)       (254,163)       (820,833)
                                                                   ------------    ------------    ------------    ------------
Net cash used in investing activities ..........................   $    (62,237)   $   (529,610)   $   (229,872)   $   (843,295)
                                                                   ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible term debt ..............      3,200,000              --       3,200,000              --
  Proceeds from issuance of convertible revolving note .........      4,031,127              --       4,031,127              --
  Proceeds from overformula note ...............................      2,000,000              --       2,000,000              --
  Debt issuance costs ..........................................       (579,491)             --        (579,491)             --
  Repayments of bank revolving credit line .....................     (2,595,878)             --      (9,849,532)             --
  Repayment of bank term debt ..................................     (1,589,777)             --      (1,835,100)             --
  Repayment of subordinated debt ...............................     (3,000,000)             --      (3,000,000)             --
  Increase/(decrease) of capital lease .........................         (1,984)         14,449          (5,853)         14,449
  Deferred interest ............................................       (141,500)             --        (141,500)             --
  Net borrowings (repayments) on revolving credit line .........             --       5,354,637              --       1,565,460
  Principal payments on notes payables .........................             --        (153,776)        (42,300)       (436,422)
  Sale of common stock .........................................          3,158       1,310,912           3,158       1,310,912
                                                                   ------------    ------------    ------------    ------------
Net cash provided by/(used in) financing activities ............   $  1,325,655       6,526,222    $ (6,219,491)   $  2,454,399
                                                                   ------------    ------------    ------------    ------------

NET INCREASE/(DECREASE) IN CASH ................................   $    160,410    $         80    $    368,412    $      1,280
                                                                   ============    ============    ============    ============

CASH - Beginning of Period .....................................        209,202           1,200           1,200              --
                                                                   ------------    ------------    ------------    ------------

CASH - End of Period ...........................................   $    369,612    $      1,280    $    369,612    $      1,280
                                                                   ============    ============    ============    ============

                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 31, 2005

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

In the opinion of management, the Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly such information in accordance with generally accepted accounting principles in the United States of America. These Financial Statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K, as amended, for the fiscal year ended August 31, 2004.

The results of operations for the nine-month period ended May 31, 2005, may not be indicative of the results to be expected for the full year.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2004, the Company sustained a loss from operations of $7,363,027 and a net loss of $8,241,478. This loss resulted in an accumulated deficit of $10,646,487 as of August 31, 2004. Further, the Company was not in compliance with the covenants of its long-term loan agreement with Comerica Bank causing our debt to be classified as current in the financial statements. Our agreement was extended to December 31, 2004. This long-term indebtedness was replaced by new credit facilities provided by Laurus Master Fund, Ltd. ("Laurus"). The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

We believe that the new credit facilities and the funds generated from operations will be sufficient to cover anticipated cash needs through fiscal 2005. However, depending on the level of future sales, terms of such sales, financial performance and cash flow of existing contracts, such financing may not be sufficient to support ongoing operations. Therefore, we may be required to seek additional sources of funding.

Basic (loss) earnings per share ("EPS") excludes dilution and is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by increasing the weighted average number of shares outstanding by the dilutive effect, if any, of the issuance of common stock for options outstanding under the 1996 Incentive Employee Stock Option Plan, as amended, 1998 Key Employee Stock Option Plan, convertible debt and the other non-employee options. Weighted average shares issuable upon the exercise of stock options that were not included in the (loss) earnings per share calculations were 3,776,727 in the three-month and nine-month periods ended May 31, 2005.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. An asset is deemed impaired and written down to its fair value if estimated related total future undiscounted cash flows are less than its book (carrying) value. The Company, in performing its evaluation of long-lived assets for impairment, utilized undiscounted cash flows based on the assets estimated remaining useful lives. In developing the projections, the Company estimated revenues for each year and estimated resulting margins based upon various assumptions including future market pricing trends and historical financial costs. The analysis concluded that the estimated total undiscounted future cash flows were in excess of the carrying value of long-lived assets. Had the analysis concluded that the total undiscounted future cash flows were below the carrying value, an impairment charge of the difference between the carrying value and the lower of the total discounted cash flows or fair value would have been recorded.

                              RIVIERA TOOL COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 31, 2005

NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:

                                                                           MAY 31,         AUGUST 31,
                                                                            2005             2004
                                                                         ------------     ------------
Costs incurred on contracts in process under the percentage of
completion method ..................................................     $  6,382,762     $ 22,265,744
Estimated gross profit/(loss) ......................................           50,000       (4,250,000)
                                                                         ------------     ------------
        Total ......................................................        6,432,762       18,015,744
Less progress payments received and progress billings to date ......        3,030,424       17,586,991
Plus costs incurred on contracts in process
under the completed contract method ................................            2,821          240,390
                                                                         ------------     ------------

Costs in excess of billings on contracts in process ................     $  3,405,159     $    669,143
                                                                         ============     ============

Included in estimated gross profit/(loss) for May 31, 2005 and August 31, 2004 are jobs with losses accrued of $133,077 and $5,190,491, respectively.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

                                                         MAY 31,       AUGUST 31,
                                                          2005            2004
                                                       -----------     -----------
Leasehold improvements ...........................     $ 1,489,302     $ 1,367,908
Office furniture and fixtures ....................         174,524         169,129
Machinery and equipment ..........................      23,135,345      23,080,863
Construction in Process ..........................          10,405              --
Computer equipment and software ..................       2,850,976       2,788,489
Transportation equipment .........................         109,782         109,782
                                                       -----------     -----------
     Total cost ..................................      27,770,334      27,516,171
Accumulated depreciation and amortization ........      16,470,528      15,187,425
                                                       -----------     -----------
     Net carrying amount .........................     $11,299,806     $12,328,746
                                                       ===========     ===========


NOTE 4 - LONG-TERM DEBT

The Company's long-term debt, which is subject to certain covenants discussed below, consists of the following:

                                                                                           MAY 31,      AUGUST 31,
                                                                                            2005           2004
                                                                                         ----------     ----------
CONVERTIBLE REVOLVING NOTE
--------------------------
The convertible revolving working capital credit line is collateralized by substantially all assets of the Company and provides for borrowing, subject to certain collateral requirements, up to $10 million. The credit line is due May
17, 2008, and bears interest, payable monthly, at 1.25% above prime rate
(as of May 31, 2005, an effective rate of 7.25%) ...................................     $4,031,000     $       --

                              RIVIERA TOOL COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 31, 2005


NOTE 4 - LONG-TERM DEBT -CONTINUED

OVERFORMULA
-----------
The overadvance loan is due September 14, 2005 and bears interest,
at prime rate plus 1.25%, (as of May 31, 2005, an effective rate of 7.25%) ..........        2,000,000               --

REVOLVING WORKING CAPITAL CREDIT LINE
-------------------------------------
The credit line was repaid on May 17, 2005 ..........................................               --        9,849,532

SECURED CONVERTIBLE TERM NOTE
-----------------------------
The convertible term note, payable in monthly installments of $96,969.70 commencing September 1, 2005, plus interest at prime rate plus 4%, (as of May
31, 2005, an effective rate of 10%) commencing June 1, 2005, due May 17, 2008 .......        3,200,000               --

NOTES PAYABLE TO BANK
---------------------
Note payable to bank repaid on May 17, 2005 .........................................               --        1,835,100

Subordinated note payable to bank, payable in monthly installments of
$31,000, including interest at 11%, due January 1, 2008 .............................        1,008,124        1,050,670

SUBORDINATED DEBT
-----------------
Subordinated note payable repaid on May 17, 2005 ....................................               --        3,000,000

OTHER
-----
Other ...............................................................................           14,590           20,070
                                                                                           -----------      -----------
           Total debt ...............................................................       10,253,714       15,755,372
           Less unamortized debt discount ...........................................          702,000               --
           Less current portion of long-term debt ...................................        3,593,996       15,742,669
                                                                                           -----------      -----------
           Long-term debt -- Net ....................................................      $ 5,957,718      $    12,703
                                                                                           ===========      ===========

The Company was not in compliance with it's tangible net worth covenant of the note payable to bank and therefore has classified the debt as current.

On May 17, 2005, the Company executed a new senior loan facility agreement. Under such financing, The Company entered into a Securities Purchase Agreement and a Security Agreement (collectively, the "Agreements"). Pursuant to these agreements, the Company received a Term Loan in the aggregate principal amount of $3.2 million as well as a Revolving Credit Facility with a maximum availability of $10.0 million. The Agreement is subject to certain restrictions and various covenants, including a borrowing base formula of ninety percent of eligible accounts receivable and fifty percent of the lesser of work-in-process inventory or $5 million. The Term Loan monthly installments may be paid in Company common stock if the average closing price of the Company's common stock for five trading days prior to due date is greater or equal to 115% of the fixed conversion price ($1.66) and the amount of such conversion does not exceed 25% of the aggregate trading dollar volume of the Company's common stock for the period of 22 trading days immediately preceding such amortization date. The Revolving Facility shall be convertible by Laurus into shares of the Company's common stock at a rate of $1.66 per share. In addition, the Company issued an option to purchase 650,000 shares of its Common Stock at an exercise price of $.01 per share as part of the Agreement.

Laurus has agreed that it shall not convert either the Term Loan or any loans under the Revolving Facility into shares of the Company's Common Stock in amounts that would cause it to obtain an aggregate beneficial ownership of the Company's Common Stock exceeding 4.99% at any given time (or 19.99% in the event such limitation is suspended upon the occurrence of an "event of default" under any of the Agreements or any other transaction agreements or upon 65 day advance notice by Laurus). The Company and Laurus agreed to customary terms and conditions including, but not limited to, the filing of a registration statement within 60 days from the date of the Agreements of shares of the Company's Common Stock issuable (i) upon exercise of the Option, (ii) upon conversion of the Term Loan, and (iii) upon conversion of up to $2.0 million under the Revolving Facility. The Company has an obligation to register an additional $2.0 million under the Revolving Facility upon issuance by the Company of an additional note evidencing such indebtedness.

                              RIVIERA TOOL COMPANY
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 31, 2005


NOTE 4 - LONG-TERM DEBT -CONTINUED

The Company used the proceeds from the Term Loan, Revolving Facility and Overformula to extinguish, in full, its indebtedness owed to Comerica Bank, its former secured lender, and The HillStreet Fund II, L.P., its subordinated secured lender, as well as for general working capital purposes. In connection with the transactions described herein, Laurus received fees and was reimbursed by the Company for its expenses in the aggregate amount of $510,200.

The Company, in issuing an option for 650,000 shares at $.01 per share, triggered price protection in relationship to previously issued warrants. Under the previous warrant agreements, if the Company issued warrants or options below the strike price, the exercise price of the outstanding warrants would adjust to the lower exercise price. The Company had previous warrants for 315,792 shares of common stock with 157,896 shares priced at an exercise price of $5.07 per share and 157,896 priced at $5.53 per share. These warrants were exercised during the third quarter.

NOTE 5 - CONTINGENCIES

The Company is a plaintiff and defendant in litigation regarding its contract with Mercedes Benz and Gestamp USA, as well as certain of the Company's suppliers. The Company does not believe any contingent assets or liability is deemed necessary at this point in time.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's Statements of Operations as a percentage of sales.

                                                              For The Three Months       For The Nine Months
                                                                       Ended                    Ended
                                                             ----------------------     ---------------------
                                                              May 31,       May 31,      May 31,       May 31,
                                                               2005          2004         2005          2004
                                                             --------      --------     --------      --------
SALES .................................................         100.0%        100.0%       100.0%        100.0%
COST OF SALES .........................................          87.6%         88.6%        86.5%         89.4%
                                                             --------      --------     --------      --------

   GROSS PROFIT .......................................          12.4%         11.4%        13.5%         10.6%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ...........          14.1%          6.3%        14.8%          5.7%
                                                             --------      --------     --------      --------

   (LOSS)/INCOME FROM OPERATIONS ......................          (1.7%)         5.1%        (1.3%)         4.9%

TOTAL INTEREST AND OTHER EXPENSE ......................          14.9%          2.0%        10.4%          2.0%
                                                             --------      --------     --------      --------

(LOSS)/INCOME FROM INCOME TAXES .......................         (16.6%)         3.1%       (11.7%)         2.9%
                                                             --------      --------     --------      --------

INCOME TAXES ..........................................          --            --           --            --
                                                             --------      --------     --------      --------

   NET (LOSS)/INCOME ..................................         (16.6%)         3.1%       (11.7%)         2.9%
                                                             ========      ========     ========      ========


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

BASIS OF  PRESENTATION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2004, the Company sustained a loss from operations of $7,363,027 and a net loss of $8,241,478. This loss resulted in an accumulated deficit of $10,646,487 as of August 31, 2004. Further, the Company was not in compliance with the covenants of its long-term loan agreement with Comerica Bank causing our debt to be classified as current in the financial statements. Our agreement was extended to December 31, 2004. This long-term indebtedness was replaced by the credit facilities provided by Laurus. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We believe that the new credit facilities and the funds generated from operations, will be sufficient to cover anticipated cash needs through fiscal 2005. However, depending on the level of future sales, terms of such sales, financial performance and cash flow of existing contracts, such financing may not be sufficient to support operations. Therefore, we may be required to seek additional sources of funding.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. An asset is deemed impaired and written down to its fair value if estimated related total future undiscounted cash flows are less than its book (carrying) value. The Company, in performing its evaluation of long-lived assets for impairment, utilized undiscounted cash flows based on the assets estimated remaining useful lives. In developing the projections, the Company estimated revenues for each year and estimated resulting margins based upon various assumptions including future market pricing trends and historical financial costs. The analysis concluded that the estimated total undiscounted future cash flows were in excess of the carrying value of long-lived assets. Had the analysis concluded that the total undiscounted future cash flows were below the carrying value, an impairment charge of the difference between the carrying value and the lower of the total discounted cash flows or fair value would have been recorded.


COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2005 TO THE THREE MONTHS ENDED MAY 31, 2004.

REVENUES - Revenues for the three months ended May 31, 2005 totaled $4.7 million as compared to $7.6 million for the three months ended May 31, 2004, a decrease of $2.9 million or 38%. This was a result of the Company beginning the third quarter of 2005 with a contract backlog of $10.0 million as compared to a $16.6 million contract backlog in 2004, a decrease of 40%. This lower backlog resulted in the Company incurring a 28% decrease in direct labor hours during the third quarter of 2005 when compared to 2004 and bringing about the decrease in third quarter revenues.

The Company's backlog of awarded contracts, which are all believed to be firm, was approximately $11.0 million and $7.6 million as of May 31, 2005 and 2004, respectively. The Company expects all backlog contracts will be reflected in sales during fiscal years ending August 31, 2005 and 2006.

COST OF SALES - Cost of goods sold decreased from $6.7 million for the third quarter of fiscal 2004 to $4.1 million for 2005 and, as a percent of sales, decreased from 88.6% for 2004 to 87.6% for 2005. Direct costs (materials and labor) decreased by $2.5 million, from $4.3 million for 2004 to $1.8 million for 2005. Engineering expense increased by $65,000 from $530,000 for 2004 to $595,000 for 2005. Lastly, of the cost of goods sold, manufacturing overhead decreased by $145,000 from $1.83 million for 2004 to $1.68 million for 2005. Additional details of these changes in cost of sales for the third quarter of fiscal 2004 and 2005 are as follows:

         o Direct materials expense decreased from $763,000 for 2004 to $660,000 for 2005, however, increased as a percent of sales from 10% to 14%. The dollar decrease was largely due to lower contract volume requirements and backlog mix during 2005 as compared to 2004. Outside services expense decreased from $1.9 million for 2004 to $94,000 for 2005 and as a percent of sales from 25.5% to 2.0%. This decrease was largely due to the

         Company incurring expense related to its outsourced contracts during the third quarter of 2004. The balance of the outside services expense decrease was due to lower sales volumes and corresponding decreases in outsourcing certain machining, die patterns, laser cutting, heat treat and outside design services.

         o Direct labor expense decreased from $1.7 million for 2004 to $1.1 million for 2005. However, as a percent of sales, direct labor increased from 22.0% to 23.5%. This change was a result of the Company incurring a 28% decrease in direct labor hours, from 82,000 hours in 2004 to 59,000 in 2005. Of the total direct labor expense, regular or straight time decreased by $269,000 however as a percent of sales, increased from 13.7% for 2004 to 16.4% for 2005 resulting from lower sales volume. Overtime expense decreased from $632,000 for 2004 to $303,000 for 2005 and as a percent of sales, from 8.3% for 2004 to 6.5% for 2005.

         o Engineering expense increased from $531,000, 7.0% of sales, for 2004 to $596,000, 12.7% of sales, for 2005. This was due to the Company's increased engineering requirements necessary to fulfill the design and project management portions of the Company's current contract backlog.

         o Manufacturing overhead was $1.68 million or 35.8% of sales for 2005 as compared to $1.8 million or 24.1% of sales for 2004. During 2005, decreases in manufacturing overhead were largely due to a $60,000 decrease in payroll tax expense, a $49,000 decrease in manufacturing supplies expense, a $24,000 decrease in utilities expense and a $20,000 decrease in medical insurance premiums. Although manufacturing overhead expense decreased the increase of 11.7%, as a percent of sales, was due to the decrease in sales volumes.

SELLING AND ADMINISTRATIVE EXPENSE - Selling and administrative expense increased from $480,000 for the third quarter of 2004 to $660,000 for 2005. As a percent of sales, selling and administrative expense increased from 6.3% for 2004 to 14.1% for 2005 due to the lower sales volume and increase in certain professional advisory fees of $222,000. The increase in professional and legal expenses related to the Company's primary lender requiring the Company to retain the services of a consulting company and the lender's legal counsel at the Company's expense. During the third quarter of 2005, such expenses totaled approximately $158,000. This increase was offset by decreases of $22,000 in public company expense and $20,000 in the State of Michigan Single Business tax.

INTEREST AND OTHER EXPENSE - Interest expense increased from $149,000 for 2004 to $696,000 for 2005. This increase was largely due to the Company's increased debt levels during the third quarter of 2005 as compared to 2004 at higher interest rates. In addition, during the third quarter of 2005, the Company retired the $3.0 million subordinated debt incurred during the fourth quarter of 2004. This subordinated debt was paid prior to scheduled retirement and the Company expensed approximately $304,000 of fees and expenses during the third quarter of 2005. These fees and costs were originally paid and capitalized and were being amortized over the original repayment amortization of six years.

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2005 TO THE NINE MONTHS ENDED MAY 31, 2004.

REVENUES - Revenues for the nine months ended May 31, 2005 totaled $14.2 million as compared to $24.2 million for the nine months ended May 31, 2004, a decrease of 41%. This was a result of the Company beginning the fiscal 2005 with a contract backlog of $2.4 million as compared to $26.6 million contract backlog in 2004, a decrease of 91%. This lower backlog resulted in the Company incurring approximately 186,000 shop floor hours as compared to 243,000 during the same period of 2004, a decrease of 57,000 hours or 23%.

COST OF SALES - Cost of goods sold decreased from $21.6 million for the nine months ended May 31, 2004 to $12.3 million for the nine months ended May 31, 2005, and as a percent of sales, cost of goods sold decreased from 89.4% for 2004 to 86.5% for 2005. Direct costs (materials and labor) decreased by $8.7 million, from $14.4 million for 2004 to $5.7 million for 2005. Engineering expense decreased by $320,000 from $1.9 million for 2004 to $1.6 million for 2005. Lastly, of the cost of goods sold, manufacturing overhead decreased by $300,000 from $5.3 million for 2004 to $5.0 million for 2005. Additional details of these changes in cost of sales for the nine months ended May 31, 2004 and May 31, 2005 are as follows:

         o Direct materials expense decreased from $3.5 million to $1.5 million for the first three quarters of 2004 and 2005, respectively. The decrease was largely due to lower contract volume requirements and backlog mix during 2005 as compared to 2004. Outside services expense decreased from $6.0 million for 2004 to $0.5 million for 2005 and as a percent of sales decreased from 24.9% to 3.7%. This decrease was largely due to the Company outsourcing certain manufacturing processes in an attempt to meet customer delivery dates while incorporating a high number of customer engineering changes to the tooling during the first nine months of 2004. These services largely consist of machining and laser cutting services.

         o Direct labor expense decreased from $4.9 million for 2004 to $3.6 million for 2005 however, as a percent of sales, direct labor expense increased from 20.4% to 25.7% as a result of lower revenues. The dollar change was a result of the Company incurring a 23% decrease in direct labor hours, from 243,000 hours in 2004 to 186,000 in 2005. Of the total direct labor expense, regular or straight time decreased by $757,000 however, as a percent of sales, increased from 13.0% for 2004 to 16.8% for 2005. Overtime expense decreased from $1.8 million for 2004 to $1.3 million for 2005, as a percent of sales, increasing from 7.4% for 2004 to 8.8% for 2005

         o Engineering expense decreased from $1.9 million for 2004 to $1.6 million for 2005 however, as a percent of sales, engineering expense increased from 7.8% to 11.0% as a result of lower revenues. The dollar decrease was due to the Company lowering the level of engineering personnel staffing required to fulfill the design and project management portions of contracts during the nine months of 2005 as compared to 2004.

         o Manufacturing overhead was $5.3 million or 22.0% of sales for 2004 as compared to $5.0 million or 35.4% of sales for 2005. During 2005, decreases in manufacturing overhead were largely due to a $133,000 decrease in manufacturing supplies expense, a $94,000 decrease in payroll tax expense and a $75,000 decrease in medical insurance premiums. These decreases were offset by a $30,000 increase in utilities expense. Although manufacturing overhead expense decreased, the increase of approximately 13.4% of manufacturing overhead, as a percent of sales, was largely due to the decrease in sales volumes.

SELLING AND ADMINISTRATIVE EXPENSE -. Selling and administrative expense increased from $1.4 million for the first three quarters of 2004 to $2.1 million for 2005. As a percent of sales, selling and administrative expense increased from 5.7% for 2004 to 14.8% for 2005. During 2005, increases in selling and administrative expense were largely due to a $680,000 increase in legal and professional expense, a $60,000 increase in travel expenses, a $39,000 increase in sales salaries and $14,000 in bad debt expense. These increases were offset by a $39,000 decrease in State of Michigan Single Business Tax expense and a $31,000 decrease in public company expenses.

The increase in professional and legal expenses related to the Company's primary lender requiring the Company to retain the services of a consulting company and the lender's legal counsel at the Company's expense. Through the third quarter, such expenses totaled approximately $511,000. The remaining increases in legal and professional expenses were incurred in regards to the Company's litigation.

INTEREST AND OTHER EXPENSE - Interest expense increased from $480,000 for 2004 to $1.5 million for 2005. This increase was largely due to the Company's increased debt levels during 2005 as compared to 2004 at higher interest rates. In addition, during the third quarter of 2005, the Company retired the $3.0 million subordinated debt incurred during the fourth quarter of 2004. This subordinated debt was paid prior to scheduled retirement and the Company expensed approximately $304,000 of fees and expenses during 2005. These fees and costs were originally capitalized and being amortized over the original repayment amortization.

FEDERAL INCOME TAXES - For the nine months ended May 31, 2005, the Company recorded a valuation allowance of approximately $440,000 to reduce its deferred tax assets resulting from income tax benefit. For the three months ended May 31, 2005, the Company recorded an increase in the deferred tax asset valuation allowance of approximately $136,000 to offset the income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended May 31, 2005, the Company's cash flow from operating activities was $6.8 million. This largely resulted from a decrease of $10.5 million in accounts receivable, a $2.7 million increase in contracts in process and a $1.0 million decrease in accounts payable. From investing activities, the Company incurred an increase in other assets (cash surrender value of life insurance policies) of $24,000 and $254,000 in additions to property, plant and equipment. The Company used net cash from financing activities of $4.5 million. The cash from financing activities included the Company securing new senior financing with gross proceeds of $9.2 million. The Company applied $4.3 million to retire its previous senior debt facility with Comerica Bank, $3.2 million to retire its subordinated debt with Hillstreet, and $0.5 million in fees to Laurus. The net remaining funds, $1.2 million, was utilized for general working capital purposes.

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

On May 17, 2005, the Company entered into a new senior loan facility agreement with Laurus as evidenced by the Agreements. Pursuant to these Agreements, the Company received a Term Loan in the aggregate principal amount of $3.2 million as well as a Revolving Credit Facility with a maximum availability of $10.0 million. Each of the Term Loan and any loans under the Revolving Facility shall be convertible by Laurus into shares of the Company's common stock at a rate of $1.66 per share. In addition, as part of the agreement, the Company issued an option to purchase 650,000 shares of its Common Stock at an exercise price of $.01 per share.

The Company, in issuing an option for 650,000 shares at $.01 per share, triggered price protection provisions in previously issued warrants. Under the previous warrant agreements, if the Company issued warrants or options below the strike price of the warrants the exercise price of the outstanding warrants would adjust to the lower exercise price. The Company had previous warrants for 315,792 shares of common stock with 157,896 shares priced at an exercise price of $5.07 per share and 157,896 priced at $5.53 per share.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


 The following table provides information on the Company's debt as of May 31, 2005 and August 31, 2004 that are sensitive to changes in interest rates.

                                                                                AMOUNT
MAY 31, 2005:                                                                 OUTSTANDING   MATURITY DATE
-------------                                                                 -----------   -------------
CONVERTIBLE REVOLVING NOTE:
--------------------------------------------------
     o    Variable rate revolving credit line at an interest rate of prime rate plus 1.25% (as of May 31, 2005, an effective rate of
     7.25%)                                                                    $4,031,000   May 18, 2008

SECURED CONVERTIBLE TERM NOTE:
------------------------------
     o    At an interest rate of prime plus 4.00% (as of May 31, 2005, an
     effective rate of 10%)                                                     $3,200,000   May 18, 2008

OVERFORMULA:
------------------------
     o    At an interest rate of prime plus 1.25% (as of May 31, 2005, an
     effective rate of 7.25%)                                                   $2,000,000   September 14, 2005

AUGUST 31, 2004:
----------------
REVOLVING WORKING CAPITAL CREDIT LINE:
--------------------------------------
     o    Variable rate revolving credit line at an interest rate of
     prime rate plus 4% (as of November 17, 2004, an effective rate of                      Debt retired
     9%)                                                                       $9,849,532   May 17, 2005

NOTE PAYABLE TO BANKS:
----------------------
     o    At an interest rate of prime plus 4.25% (as of November 17,                       Debt retired
     2004, an effective rate of 9.25%)                                         $1,400,000   May 17, 2005

     o    At an interest rate of prime plus 4.25% (as of November 17,                       Debt retired
     2004, an effective rate of 9.25%)                                           $435,100   May 17, 2005



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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Gestamp Alabama, et al v Riviera, et al
On February 14, 2005, Gestamp Alabama ("Gestamp"), the alleged successor to Oxford Automotive, Inc. ("Oxford") brought a civil action against Riviera in the Circuit Court for the County of Kent, State of Michigan, Case No. 05-01520-CK, seeking a right to immediate possession of certain tooling for use on Mercedes-Benz automobiles ( "the Tooling"), as well as unspecified damages. On February 25, 2005, Mercedes-Benz U.S. International, Inc. ("MBUSI") intervened in and was added to the litigation aligned as a Plaintiff, and sought virtually identical relief as that sought by Gestamp. On February 25, 2005, a hearing was scheduled on Gestamp's motion for immediate possession ("the Motion"). Shortly before the hearing on the Motion, the parties reached an agreement that the Motion would be resolved on the following terms: (1) MBUSI would pay Riviera by wire transfer the sum of $3,375,000 without prejudice to the rights of any of the parties with respect to any claims asserted in the litigation; (2) Riviera would permit MBUSI to take possession of the Tooling that was the subject of the Motion; (3) Riviera would execute a bill of sale for the Tooling; (4) MBUSI and Gestamp would earmark up to $500,000.00, over which they would retain complete control, to pay the legitimate claims asserted by Riveria's sub-contractors or trade creditors incurred in connection with work performed by Riviera on Oxford, Gestamp or MBUSI's work, without prejudice to the rights of the parties to assert any of the claims in the litigation; and (5) upon reasonable notice to Riviera, MBUSI would be entitled to immediate possession and use of other tools, dies, component parts and related accessories that Riviera has used to make MBUSI parts.

The obligations set forth above have been fulfilled, and certain creditors have been paid portions of the $500,000 earmarked by MBUSI and Gestamp.

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

One of Riviera's sub-contractors, Eclipse Tool and Die, Inc. ("Eclipse"), was also named as a defendant in this action. Eclipse has filed a crossclaim against Riviera and counterclaims against Gestamp and Mercedes seeking recovery of approximately $900,000 for work that it performed for Riviera, Oxford and MBUSI. Eclipse is also seeking to exercise lien rights, but that will have no effect on Riviera.

Another of Riviera's sub-contractors, True Industrial Corporation ("True"), was also named as a defendant in this action. True has filed a crossclaim against Riviera and counterclaims against Gestamp and Mercedes seeking recovery of approximately $409,000 for work that it performed for Riviera, Oxford and MBUSI. True is also seeking to exercise lien rights, but that will have no effect on Riviera.

Another of Riviera's sub-contractors, Ronart Tool Company was also a named defendant in this action. Ronart's claim has been fully satisfied by MBUSI and it is expected that Ronart will be dismissed from the litigation. The case is in the early stages, and the parties have not yet conducted any discovery.

Subsequent to May 31, 2005, the Company reached a preliminary settlement with MBUSI and Gestamp whereas the above litigation will be resolved without significant adverse effect to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

               31.1     Principal Executive Officer Certification

               31.2     Principal Financial Officer Certification

                32      Written Statement of the Chief Executive Officer and
                        Chief Financial Officer Pursuant
                        to 18 U.S.C. Section 1350 Sec. 906

         (b)      Reports on Form 8-K:

             Current Report on Form 8 K, dated May 18, 2005, relating to Item 1.01, Entry into a Material Definitive Agreement, Item 1.02, Termination of a Material Definitive Contract, Item 2.03, Creation of a Direct Financial Obligation or an Obligation under an Off Balance Sheet Arrangement of a Registrant, Item 2.04, Triggering Events That Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off Balance Sheet Arrangement and Item 3.02, Unregistered Sales of Equity Securities.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 15, 2005


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