Form 10-K
period 2005-08-31
RIVIERA TOOL CO
filed 2005-11-30
CIK 1018349

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   ----------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended August 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-12673

                              RIVIERA TOOL COMPANY
             (Exact name of registrant as specified in its charter)

                MICHIGAN                                          38-2828870
     (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

        5460 EXECUTIVE PARKWAY SE
            GRAND RAPIDS, MI                                        49512
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

The aggregate market value of the voting common stock of the Registrant (based upon the last reported sale of the Common Stock at that date by the American Stock Exchange) held by non-affiliates was $1,896,028 as of November 29, 2005.

The number of shares outstanding of the Registrant's common stock as of November 30, 2005 was 3,984,874 shares of common stock without par value.

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be used in connection with the 2006 Annual Meeting of Shareholders is incorporated by reference into
Part III of this report.

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

                              RIVIERA TOOL COMPANY

                           Annual Report on Form 10-K

                                November 30, 2005

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                  PART I

Item 1.    Business......................................................     3
Item 2.    Properties....................................................     6
Item 3.    Legal Proceedings.............................................     6
Item 4.    Submission of Matters to a Vote of Security Holders...........     7

                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder...................................................     7
Item 6.    Selected Financial Data.......................................     9
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................    10
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk....    16
Item 8.    Financial Statements and Supplementary Data...................    17
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure......................................    33
Item 9A.   Controls and Procedures.......................................    33

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............    33
Item 11.   Executive Compensation........................................    33
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management................................................    33
Item 13.   Certain Relationships and Related Transactions................    33
Item 14.   Principal Accountant Fees and Services........................    33

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K......................................................    34

           SIGNATURES....................................................    35

                                     PART I

ITEM 1. BUSINESS

     GENERAL

     Riviera Tool Company (the "Company") is a designer and manufacturer of large scale, complex stamping die systems used to form sheet metal parts. Most of the stamping die systems sold by the Company are used in the production of automobile and truck body parts such as roofs, hoods, fenders, doors, door frames, structural components and bumpers. The following table sets forth the Company's sales (in millions) and percentage of total sales by major customers, DaimlerChrysler, Ford Motor Company, General Motors Corporation, Mercedes-Benz and BMW (the "OEM's") and their suppliers in fiscal years 2003, 2004 and 2005.

                                                        YEAR ENDED AUGUST 31,
                                             ------------------------------------------
                                                 2003           2004           2005
                                             ------------   ------------   ------------
                CUSTOMER                     AMOUNT    %    AMOUNT    %    AMOUNT    %
                --------                     ------   ---   ------   ---   ------   ---
Suppliers of Mercedes-Benz ...............    $19.2    56%   $20.8    84%   $ 5.7    29%
BMW ......................................      0.3     1       --    --       --    --
Suppliers of BMW .........................      3.0    10       --    --       --    --
DaimlerChrysler AG .......................      1.9     6      0.2     1      1.4     7
Suppliers of DaimlerChryslerAG ...........      1.0     1      0.3     1      5.0    26
Ford Motor Company .......................      0.9     1       --    --       --    --
Suppliers of Ford Motor Co. ..............      2.4     7       --    --       --    --
General Motors Corporation ...............      0.5     2      0.9     4      3.4    18
Suppliers of General Motors Corporation ..      0.2    --      0.5     2      1.6     8
Other manufacturers and their suppliers ..      4.7    16      2.0     8      2.2    12
                                              -----   ---    -----   ---    -----   ---
   Total Sales ...........................    $34.1   100%   $24.7   100%   $19.3   100%

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

     The structural factors affecting automotive tooling demand include the OEMs trend to shorter product cycles (30-36 month product cycle) as well as compressed tooling lead times (9-12 months). Additionally, the implementation of globalized manufacturing strategies, including the increasing competitiveness of foreign toolmakers as well as the capture of domestic industry production share by offshore-based firms, affect domestic automotive tooling demand.

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

RAW MATERIALS

     The steel, castings and other components utilized by the Company in the manufacturing process are available from many different sources and the Company is not dependent on any single source. The Company typically purchases its raw materials on a purchase order basis as needed and has generally been able to pass any increase in steel cost to its customers. The Company has been able to obtain adequate supplies of raw materials for its operations.

MARKETING AND SALES

     The Company's marketing emphasis is on DaimlerChrysler, Ford, General Motors, Mercedes-Benz and BMW and their respective tier one suppliers. The Company maintains relationships with DaimlerChrysler, Ford, General Motors, Mercedes-Benz and BMW that directly accounted for approximately 25%, in the aggregate, of the Company's revenues in 2005. For the year ended August 31, 2005, DaimlerChrysler, Ford, General Motors, Mercedes-Benz, BMW and their respective tier one suppliers accounted for approximately 88%, in the aggregate, of the Company's revenues. For the year ended August 31, 2004, DaimlerChrysler, Ford, General Motors, Mercedes-Benz and BMW and their respective tier one supplier directly accounted for 92%, in the aggregate, of the Company's revenues.

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

BACKLOG AND SEASONALITY

     The Company's backlog of awarded contracts, which are all believed to be firm, was approximately $13.7 million and $2.5 million as of August 31, 2005 and 2004, respectively. The Company expects all August 31, 2005 backlog contracts will be reflected in sales during the fiscal years ended August 31, 2006 and 2007. The Company's sales of stamping dies do not follow a seasonal pattern; however, the timing of new model introductions and existing model restyling tooling programs are dependent on DaimlerChrysler, Ford, General Motors, Mercedes-Benz, BMW and their respective introduction of new models.

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

SIGNIFICANT CUSTOMERS

     The Company maintains relationships with DaimlerChrysler, Ford, General Motors, Mercedes-Benz and BMW, which directly accounted for approximately 25%, in the aggregate, of the Company's revenues in 2005. For the year ended August 31, 2005, DaimlerChrysler, Ford, General Motors, Mercedes-Benz and BMW and their respective tier one suppliers accounted for approximately 88%, in the aggregate, of the Company's revenues.

EMPLOYEES

     The Company's work force consists of approximately 140 full-time employees, of which approximately 30 are managerial and engineering personnel. The balance consists of hourly employees engaged in manufacturing and indirect labor support. Included among these hourly workers are approximately 70 skilled tradesmen who are either journeymen tool and die makers or machinists. None of the Company's employees are covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good. The Company has a discretionary contribution 401(K) plan. The Company has no pension liabilities arising from any defined benefit plan.

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

ITEM 2. PROPERTIES

     The Company's facility is located in Grand Rapids, Michigan, and consists of approximately 177,000 square feet of space, of which 28,000 square feet is utilized for office, engineering and employee service functions. Constructed in 1989, the facility is leased with a lease term expiring in 2018. The facility lease provides for annual payments of $944,847 plus an escalation of base rent of approximately $.14 per square foot. The Company has an option to renew this lease for an additional ten-year term at a rate based upon the then prevailing market rates for similar properties. The Company believes its facilities are modern, well maintained, adequately insured and suitable for their present and intended uses.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to routine litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company.

     On February 14, 2005, Gestamp Alabama ("Gestamp"), the alleged successor to Oxford Automotive, Inc. ("Oxford") brought a civil action against Riviera in the Circuit Court for the County of Kent, State of Michigan, seeking a right to immediate possession of certain tooling for use on Mercedes-Benz automobiles, as well as unspecified damages. On February 25, 2005, Mercedes-Benz U.S. International, Inc. ("MBUSI") intervened in and was added to the litigation aligned as a Plaintiff, and sought virtually identical relief as that sought by Gestamp. On August 1, 2005, the Company reached a Settlement Agreement and Mutual Release with Gestamp and MBUSI. Under such settlement, Gestamp and MBUSI paid certain claims against the Company by its' subcontactors and the Company has agreed to provide certain services to Gestamp and MBUSI over the next three years. The value of such services total $1.8 million and is recorded as a liability of the Company on its August 31, 2005 balance sheet.

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


                            FISCAL 2004     FISCAL 2005
                           -------------   -------------
        PERIOD              HIGH    LOW     HIGH    LOW
        ------             -----   -----   -----   -----
1st quarter.............   $5.10   $1.04   $2.60   $1.75
2nd quarter.............   $5.70   $1.01   $2.05   $0.85
3rd quarter.............   $4.99   $1.75   $1.69   $1.02
4th quarter.............   $3.70   $2.81   $1.55   $0.85

As of November 18, 2005, there were 40 holders of record of the Company's Common Stock. The number of holders of record of the Company's Common Stock on October 31, 2005 was computed by a count of record holders. The Company has 3,984,874 shares of Common Stock outstanding.

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

A summary of the status of the Option Plan and Key Option Plan during the years' presented is as follows (no stock options were granted previous to fiscal 1999 under the 1996 Stock Option Plan and the 1998 Key Employee Stock Option Plan):

                                                                WEIGHTED AVERAGE
                    OPTION PLAN                        SHARES    EXERCISE PRICE
                    -----------                       -------   ----------------
        1996 STOCK OPTION PLAN, AS AMENDED
   Outstanding at end of year, August 31, 2002        110,000        $ 4.83
                                                      =======        ======
Fiscal Year Ended August 31, 2003
- Stock options granted............................        --            --
                                                      -------        ------
   Outstanding at end of year, August 31, 2003.....   110,000        $ 4.83
                                                      =======        ======
Fiscal Year Ended August 31, 2004
- Stock options granted............................        --            --
                                                      -------        ------
   Outstanding at end of year, August 31, 2004.....   110,000        $ 4.83
                                                      =======        ======
Fiscal Year Ended August 31, 2005
- Stock options forfeited..........................   (10,000)       $6.625
- Stock options forfeited..........................   (20,000)       $ 3.75
                                                      -------        ------
   Outstanding at end of year, August 31, 2005.....    80,000        $ 4.83
                                                      =======        ======

        1998 KEY EMPLOYEE STOCK OPTION PLAN
   Outstanding at end of year, August 31, 2002.....   107,000        $ 5.20
                                                      =======        ======
Fiscal Year Ended August 31, 2003
- Stock options forfeited..........................    (2,000)       $ 3.75
- Stock options forfeited..........................    (2,000)       $6.625
                                                      -------        ------
   Outstanding at end of year, August 31, 2003.....   103,000        $ 5.20
                                                      =======        ======
Fiscal Year Ended August 31, 2004
- Stock options granted............................        --            --
                                                      -------        ------
   Outstanding at end of year, August 31, 2004.....   103,000         $5.20
                                                      =======        ======
Fiscal Year Ended August 31, 2005
- Stock options forfeited..........................    (1,000)       $ 3.75
- Stock options forfeited..........................    (1,000)       $6.625
                                                      -------        ------
   Outstanding at end of year, August 31, 2005.....   101,000        $ 5.20
                                                      =======        ======

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and related Notes contained herein. All amounts are in thousands, except per share data.

                                                                  FISCAL YEAR ENDED AUGUST 31,
                                                        -----------------------------------------------
            STATEMENT OF OPERATIONS DATA:                 2001      2002      2003      2004      2005
            -----------------------------               -------   -------   -------   -------   -------
Sales ...............................................   $12,047   $14,050   $34,084   $24,689   $19,274
Gross profit (loss) .................................    (3,062)     (630)    3,377    (5,349)    2,292
Income (loss) from operations .......................    (4,712)   (2,289)    1,687    (7,363)     (498)
Interest expense ....................................       725       653       779       872     1,643
Other expense .......................................         5        59         8         6       361
Income (loss) before income taxes ...................    (5,442)   (3,002)      900    (8,241)   (2,502)
Income tax expense (benefit) ........................    (1,538)       --        --        --        --
                                                        -------   -------   -------   -------   -------
Net income (loss) available for common shares .......   $(3,904)  $(3,002)  $   900   $(8,241)  $(2,502)
                                                        =======   =======   =======   =======   =======
Basic and diluted earnings (loss) per common share ..   $ (1.16)  $  (.89)  $   .27   $ (2.18)  $  (.65)
                                                        =======   =======   =======   =======   =======
Basic and diluted common shares outstanding .........     3,379     3,379     3,379     3,774     3,835

OTHER DATA :
Depreciation and amortization expense ...............   $ 1,952   $ 1,913   $ 1,840   $ 1,758   $ 1,673

                                                            AS OF AUGUST 31,
                                             -----------------------------------------------
            BALANCE SHEET DATA:                2001      2002      2003      2004      2005
            -------------------              -------   -------   -------   -------   -------
Working Capital (Deficit) ................   $ 5,176   $(3,513)  $ 7,762   $(6,954)  $ 1,539
Total Assets .............................    25,146    24,984    33,751    27,898    21,217
Current Portion of Long-Term Debt ........     1,876     3,855       639    15,735     3,288
Revolving Line of Credit .................     3,143     6,500     5,982     9,850     6,535
Long-term Debt, less current portion .....     3,384        --     2,418        --     2,335
Common Stockholders' Equity ..............    14,812    11,810    12,710     5,780     3,982

The following table is derived from the Company's Statement of Operations and sets forth, for the periods indicated, selected operating data as a percentage of sales.

                                                     FISCAL YEAR ENDED AUGUST 31,
                                                   --------------------------------
          STATEMENT OF OPERATIONS DATA:            2001   2002   2003   2004   2005
          -----------------------------            ----   ----   ----   ----   ----
Sales ..........................................   100%   100%   100%   100%   100%
Gross Profit (Loss) ............................   (25)    (4)    10    (22)    12
Income (Loss) from Operations ..................   (39)   (16)     5    (30)    (2)
Interest Expense ...............................     6      5      2      3      9
Other Expense ..................................    --     --     --     --      2
Income (Loss) before Income Taxes ..............   (45)   (21)     3    (33)   (13)
Income Tax Expense (Benefit) ...................   (13)    --     --     --     --
                                                   ---    ---    ---    ---    ---
Net Income (Loss) available for common shares ..   (32%)  (21%)    3%   (33%)  (13%)
                                                   ===    ===    ===    ===    ===
OTHER DATA:
Depreciation and amortization expense ..........    16%    14%     5%     7%     9%

QUARTERLY FINANCIAL DATA

The following is a condensed summary of quarterly results of operations for 2003, 2004 and 2005 (in thousands, except per share data):


                                                      NET INCOME      BASIC AND DILUTED
                                                        /(LOSS)    ----------------------
                                                       AVAILABLE   EARNINGS
                                 GROSS    OPERATING       FOR       (LOSS)       COMMON
                                PROFIT/    INCOME/      COMMON        PER        SHARES
       PERIOD          SALES     (LOSS)     (LOSS)      SHARES       SHARE    OUTSTANDING
       ------         -------   -------   ---------   ----------   --------   -----------
2003: First .......   $ 4,339   $   293    $   (29)    $  (189)     $ (.06)      3,379
      Second ......     8,304       869        453         231         .07       3,379
      Third .......     9,919     1,093        587         391         .12       3,379
      Fourth ......    11,522     1,121        676         467         .14       3,379
                      -------   -------    -------     -------      ------       -----
         Total ....   $34,084   $ 3,376    $ 1,687     $   900      $  .27       3,379
                      =======   =======    =======     =======      ======       =====

2004  First .......   $ 8,311   $   850    $   446     $   238      $  .07       3,379
      Second ......     8,293       840        335         212         .06       3,379
      Third .......     7,597       867        387         239         .06       3,774
      Fourth ......       488    (7,906)    (8,531)     (8,930)      (2.37)      3,774
                      -------   -------    -------     -------      ------       -----
         Total ....   $24,689   $(5,349)   $(7,363)    $(8,241)     $(2.18)      3,774
                      =======   =======    =======     =======      ======       =====

2005: First .......   $ 4,553   $   514    $   (65)    $  (465)     $ (.12)      3,774
      Second ......     4,981       829        (38)       (428)       (.11)      3,774
      Third .......     4,687       580        (80)       (776)       (.20)      3,807
      Fourth ......     5,053       369       (315)       (833)       (.22)      3,836
                      -------   -------    -------     -------      ------       -----
         Total ....   $19,274   $ 2,292    $  (498)    $(2,502)     $ (.65)      3,836
                      =======   =======    =======     =======      ======       =====

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

     - Net book value of long-lived assets - The Company reviews long-lived assets for impairment if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. This review is performed using estimated future cash flows. If the carrying value of a long-lived asset is considered to be impaired, an impairment charge is recorded for the amount that the carrying value of the long-lived asset exceeds its fair value.

NEW ACCOUNTING STANDARDS

In December, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (R), "Share-Based Payments" that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation costs will be recognized over the period that an employee provides services in exchange for the award. SFAS No. 123 (R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. SFAS No. 123 (R) becomes effective at the beginning of our fiscal year ending August 31, 2006. We expect that the impact of adopting SFAS No. 123 (R) will not be material.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 2005, the Company sustained a loss from operations of $498,282 and a net loss of $2,502,248. This loss resulted in an accumulated deficit of $13,148,735 as of August 31, 2005. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes that the revolving line of credit and the funds generated from operations, will be sufficient to cover anticipated cash needs through fiscal 2006. However, depending on the Company's level of future sales, terms of such sales, financial performance and cash flow of existing contracts, such financing may not be sufficient to support operations. Therefore, the Company may be required to seek additional sources of funding.

IMPAIRMENT OF LONG-LIVED ASSETS

We review long-lived assets for impairment if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. An asset is deemed impaired and written down to its fair value if estimated related total future undiscounted cash flows are less than its book (carrying) value. In performing our evaluation of long-lived assets for impairment, we utilized undiscounted cash flows based on the assets estimated remaining useful lives. In developing the projections, we estimated revenues for each year and estimated resulting margins based upon various assumptions including future market pricing trends and historical financial costs. The analysis concluded that the estimated total undiscounted future cash flows were in excess of the carrying value of long-lived assets. Had the analysis concluded that the total undiscounted future cash flows been below the carrying value, an impairment charge of the difference between the carrying value and the lower of the total discounted cash flows or fair value would have been recorded.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the Notes thereto included elsewhere herein.

                       FISCAL 2005 COMPARED TO FISCAL 2004

REVENUE.

Total revenue decreased from approximately $24.7 million in 2004 to $19.3 million in 2005, a decrease of 22%. This decrease was a result of the Company experiencing a low contract backlog of $2.5 million as of August 31, 2004, which resulted in a decrease of 22% in shop floor hours and lower sales in fiscal 2005.

The Company's backlog of awarded contracts, which are all believed to be firm, was approximately $13.7 million and $2.5 million as of August 31, 2005 and 2004, respectively, an increase of 448%. The Company expects all backlog contracts will be reflected in sales during fiscal years ending August 31, 2006 and 2007.

COST OF GOODS SOLD.

Cost of goods sold decreased from $30.0 million for 2004 to $17.0 million for 2005 and, as a percent of sales, decreasing from 122% for 2004 to 88% for 2005. Direct costs (materials and labor) decreased by $12.3 million, from $20.6 million for 2004 to $8.3 million for 2005. Engineering expense decreased by $0.2 million from $2.4 million for 2004 to $2.2 million for 2005. Lastly, of the cost of goods sold, manufacturing overhead decreased by $0.5 million from $7.0 million for 2004 to $6.5 million for 2005. Additional details of these changes in cost of sales for 2004 and 2005 are as follows:

     - Direct materials expense decreased from $4.2 million for 2004 to $2.8 million for 2005 and as a percent of sales from 17% to 15%. This decrease was largely due to lower contract material requirements during 2005 as compared to 2004. During 2005, the Company's contract mix included an increase in die component machining work for the OEMs. Such contacts have lower direct material requirements as compared to construction contracts as the materials are supplied by the customer. Outside services expense decreased from $9.7 million for 2004 to $0.4 million for 2005 and as a percent of sales from 39% to 2%. This decrease was largely due to the Company incurring $7.2 million of expense related to its outsourced projects in 2004. The balance of the outside services expense was due to lower sales volumes and internalizing of certain machining work, which was historically outsourced.

     - Direct labor expense decreased by 26% from $6.7 million for 2004 to $5.0 million for 2005 and, as a percent of sales, decreasing from 27% to 26%. This change was a result of the Company incurring a 22% decrease in direct labor hours, from 318,000 hours in 2004 to 249,000 in 2005. Of the total direct labor expense, regular or straight time decreased 24% or $1.1 million and, as a percent of sales, decreased from 18% for 2004 to 17% for 2005. Overtime expense decreased 30% or $0.7 million, from $2.3 million for 2004 to $1.6 million for 2005 and, as a percent of sales, decreasing from 9% for 2004 to 8% for 2005.

     - Engineering expense decreased from $2.4 million, or 10% of sales, for 2004 to $2.2 million, or 11% of sales, for 2005. This decrease was largely as a result of a $0.2 million decrease in engineering salaries and related payroll taxes expense.

     - Manufacturing overhead was $6.5 million or 34% of sales for 2005 as compared to $7.0 million or 28% of sales for 2004. During 2005, decreases in manufacturing overhead were largely attributed to decreases of $154,000 in labor and payroll tax expenses, $148,000 in manufacturing supplies expense, $86,000 in health and workers compensation insurance expense, $77,000 in depreciation expense and $52,000 in building maintenance and supplies expense. The increase of approximately 6% of manufacturing overhead, as a percent of sales, was largely due to lower overhead absorption resulting from lower sales volumes in 2005.

SELLING AND ADMINISTRATIVE EXPENSE.

Selling and administrative expense for 2005 increased to $2.8 million or 15% of sales, from $2.0 million or 8% of sales in 2004. This increase was largely a result of the Company incurring an additional $0.7 million in legal and professional fees during 2005. The largest increase related to the Company's former primary lender, Comerica Bank, requiring the Company to retain the services of a consulting company and reimburse the lender's legal counsel. Such expenses totaled approximately $0.5 million. The remaining increases in legal and professional expenses were incurred in regards to the Company's litigation, refinancing and S-1 filing.

INTEREST EXPENSE.

Interest expense increased from $0.9 million for 2004 to $1.6 million for 2005. During the first three quarters of 2005 the Company was under a Forbearance Agreement with its then primary lender - Comerica Bank. Under such agreement the Company was charged a higher interest rate on its debt (from prime plus 1.25% in 2004 to prime plus 4% in 2005) as well as an additional $0.1 million in forbearance fees during 2005.

OTHER EXPENSE - SUBORDINATED DEBT FINANCING COSTS.

During the third quarter of 2005, the Company retired its $3.0 million subordinated debt with Hillstreet Capital. This subordinated debt was paid prior to the scheduled retirement and resulted in the Company expensing approximately $0.3 million of debt issuance costs during 2005. These debt issuance costs were originally capitalized at the time of the transaction (fiscal 2004) and were being amortized over the original repayment schedule.

                       FISCAL 2004 COMPARED TO FISCAL 2003

REVENUE.

Total revenue decreased from approximately $34 million in 2003 to $25 million in 2004, a decrease of 28%. This decrease was a result of the Company completing its significant tooling programs for a major European automaker for a sports utility vehicle and a new "crossover" vehicle to be manufactured in the United States. The Company's customer for these vehicles is the Tier 1 supplier to Mercedes-Benz for these particular vehicles. During the fourth quarter of 2004, the Company had significant difficulties in completing the contracts, which had a severe negative effect on revenue, cost of sales, and related earnings. The Company, due to many various circumstances, incurred significant cost overruns on many of the parts under the contracts. Many of these cost overruns involve customer timing changes, material specification changes and the Company outsourcing the completion of many dies to meet customer deadlines. All of the aforementioned issues resulted in the Company incurring approximately $4.0 million in additional outsourcing costs and $3.5 million in additional labor costs. The Company accrued $5.2 million of estimated losses on these contracts and others as of August 31, 2004. The outsourcing costs were incurred as a result of the Company having certain "bottlenecks" in its production. These bottlenecks were a result of changes to material specifications combined with an increase in the number of engineering changes required. The material specification changes involved customer changes from a grade of steel the Company had previous experience with to a new grade of high-strength steel which, not only had the Company had no experience working with, was also new to the customer. As a result of this new material, the Company could not simulate the flow of the steel in the dies. Due to the lack of historical data as to the material flow, the Company, in some cases, had to re-cut the dies up to eight times to get the part within specifications with this material. This created capacity constraints in the Company's machining and tryout areas. As a result of these constraints, the customer required that the Company utilize specified outside die shops to complete certain dies, which were constructed internally. The customer decided that the Company's internal capacity had become overburdened as a result of the rework being performed by the Company to obtain part specifications with the new high-strength steel. Had the Company not outsourced this work, the customer may have cancelled the contracts and charged the Company for all of the added costs incurred. In addition, the customer may have discontinued the scheduled progress payments, which would have caused severe cash-flow problems for the Company. Management took the position that by outsourcing this work directly, the added costs were better controlled and prevented potential cash-flow difficulties.

Despite the aforementioned fourth quarter problems, the Company did realize an overall profit on these two programs. The total amount of revenue on these contracts was $43.0 million with a net margin of $0.2 million.

COST OF GOODS SOLD.

Cost of goods sold decreased from $30.7 million for 2003 to $30.0 million for 2004. However, as a percent of sales, cost of goods sold increased from 90% for 2003 to 122% for 2004. Direct costs (materials and labor) decreased by $0.8 million, from $21.4 million for 2003 to $20.6 million for 2004. Engineering expense remained consistent at $2.4 million for both 2003 and 2004. Lastly, of the cost of goods sold, manufacturing overhead remained consistent at $7.0 million for 2004 versus $6.9 million for 2003. Additional details of these changes in cost of sales for 2003 and 2004 are as follows:

     - Direct materials expense decreased from $6.4 million for 2003 to $4.2 million for 2004 and as a percent of sales from 19% to 17%. This decrease was largely due to lower contract material requirements during 2004 as compared to 2003. Outside services expense increased from $9.4 million for 2003 to $9.7 million for 2004 and increased as a percent of sales from 27% to 39%. Of the outsourced services expense for 2004, approximately $4.0 million of the $9.7 million was in excess of amounts estimated for certain jobs and created extensive cost overruns on those particular jobs as described in the aforementioned Revenue section.

     - Direct labor expense increased from $5.7 million for 2003 to $6.7 million for 2004 and as a percent of sales, direct labor increased from 17% to 27%. This change was a result of the Company incurring a 4% increase in direct labor hours, from 304,000 hours in 2003 to 318,000 in 2004. Of the total direct labor expense, regular or straight time increased by $0.7 million and as a percent of sales increased from 11% for 2003 to 18% for 2004. Overtime expense increased from $1.9 million for 2003 to $2.3 million for 2004 and as a percent of sales increased from 6% for 2003 to 9% for 2004. The Company incurred added labor costs of approximately $3.5 million related to the construction and buy-off difficulties noted above.

SELLING AND ADMINISTRATIVE EXPENSE.

Selling and administrative expense for 2004 increased by $0.3 million to $2.0 million as compared to $1.7 million for 2003. As a percent of sales, selling and administrative expense increased from 5% for 2003 to 8% for 2004. This largely consisted of increases of $141,000 in administrative and sales salaries, $79,000 in State of Michigan Single Business Tax, $50,000 in deferred compensation expense and $38,000 in public company expenses.

INTEREST EXPENSE.

Interest expense increased from $0.8 million for 2003 to $0.9 million for 2004. This increase was largely due to the Company incurring additional interest expense related to issuance of $3.0 million subordinated debt during the fourth quarter of 2004.

FISCAL 2005:

FEDERAL INCOME TAX.

The Company's effective income tax rates were 0% for the years ended August 31, 2003, 2004 and 2005. The Company had approximately $164,000 of alternative minimum tax credits as of August 31, 2005, the use of which does not expire, and federal net operating loss carryforwards of $7,304,000, which expire, if unused, in fiscal 2022, 2023 and 2025. The Company has a valuation allowance of $3,737,000 and $4,615,000 at August 31, 2004 and 2005, respectively, for net deferred tax assets, which may not ultimately be realized.

LIQUIDITY AND CAPITAL RESOURCES.

For the fiscal year ended August 31, 2005, the Company's cash flow generated from operating activities was $3.5 million. This largely resulted from a decrease of $7.8 million in accounts receivable, net of allowance for uncollectible accounts receivable, a $2.2 million increase in contracts in process and a $1.4 million decrease in accounts payable. From investing activities, the Company incurred $0.2 million in additions to property, plant and equipment and a $0.6 million decrease in other assets consisting largely of debt financing costs, which were expensed prior to the scheduled amortization due to retirement of the related debt. The Company used net cash in financing activities of $3.6 million. The cash used in financing activities included the Company's May 17, 2005 new senior financing with gross proceeds of $9.2 million. The Company applied $4.3 million to retire its previous senior debt facility with Comerica Bank, $3.2 million to retire its subordinated debt with Hillstreet, and $0.5 million in fees to Laurus (new lender). The net remaining funds, $1.2 million, were utilized for general working capital purposes. Subsequent to this financing, the Company has borrowed $2.5 million under the Convertible Revolving Working Capital Credit Line to finance the increase in its contracts in process.

On May 17, 2005, the Company entered into a new senior loan facility agreement with Laurus as evidenced by the Agreements. Pursuant to these Agreements, the Company received a Term Loan in the aggregate principal amount of $3.2 million as well as a Revolving Credit Facility with a maximum availability of $10.0 million. Each of the Term Loan and any loans under the Revolving Facility shall be convertible by Laurus into shares of the Company's common stock at a rate of $1.66 per share. In addition, as part of the agreement, the Company issued an option to purchase 650,000 shares of its Common Stock at an exercise price of $.01.

The Company, in issuing an option for 650,000 shares at $.01 per share, triggered price protection provisions in previously issued warrants. Under the previous warrant agreements, if the Company issued warrants or options below the strike price of the warrants, the exercise price of the outstanding warrants would adjust to the lower exercise price. The Company had previous warrants for 315,792 shares of common stock with 157,896 shares priced at an exercise price of $5.07 per share and 157,896 priced at $5.53 per share. During 2005, certain warrant holders exercised such warrants at the adjusted price and the Company issued an additional 210,528 shares of common stock.

The Company believes that the revolving line of credit and the funds generated from operations, will be sufficient to cover anticipated cash needs through fiscal 2006. However, depending on the level of future sales, and the terms of such sales, an expanded credit line or other financial instruments may be necessary to finance increases in trade accounts receivable and contracts in process. The Company believes it will be able to obtain such expanded credit line and/or other financing, if required.

The table below presents our significant contractual obligations as of August 31, 2005:

                                          LESS THAN                                MORE THAN
                               TOTAL        1 YEAR      1-3 YEARS     3-5 YEARS     5 YEARS
                            -----------   ----------   -----------   ----------   ----------
Debt(1) .................   $12,755,555   $3,430,704   $ 9,324,851   $       --   $       --
Operating Lease .........    15,192,322      988,298     2,052,467    2,154,899    9,996,658
Deferred Compensation ...        42,160       42,160            --           --           --
Capital Lease ...........        12,703        7,367         5,336           --           --
                            -----------   ----------   -----------   ----------   ----------
   Total Obligations ....   $28,002,740   $4,468,529   $11,382,654   $2,154,899   $9,996,658
                            -----------   ----------   -----------   ----------   ----------

(1) Interest obligations on the outstanding debt facilities are generally variable in nature. The Company's fixed interest rate obligations apply to debt totaling $1,008,124.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following table provides information on the Company's debt as of August 31, 2005 and 2004 that are sensitive to changes in interest rates.

                             AS OF                                  AMOUNT
                        AUGUST 31, 2005                          OUTSTANDING    MATURITY DATE
                        ---------------                          -----------    -------------
CONVERTIBLE REVOLVING NOTE:
   - Variable rate revolving credit line at an interest
   rate of prime rate plus 1.25% (as of August 31, 2005, an
   effective rate of 8.0%)....................................    $6,534,727   May 18, 2008

SECURED CONVERTIBLE TERM NOTE:
   - At an interest rate of prime plus 4.00% (as of August
   31, 2005, an effective rate of 10.75%).....................    $3,200,000   May 18, 2008

OVERFORMULA:
   - At an interest rate of prime plus 1.25% (as of August
   31, 2005, an effective rate of 8.0%).......................    $2,000,000   January 31, 2006

                             AS OF                                  AMOUNT
                        AUGUST 31, 2004                          OUTSTANDING         MATURITY DATE
                        ---------------                          -----------         -------------
REVOLVING WORKING CAPITAL CREDIT LINE:
   - Variable rate revolving credit line at an interest
   rate of prime rate plus 4% (as of November 17, 2004, an
   effective rate of 9%)......................................    $9,849,532   Debt retired May 17, 2005

NOTE PAYABLE TO BANKS:
   - At an interest rate of prime plus 4.25% (as of
   November 17, 2004, an effective rate of 9.25%).............    $1,400,000   Debt retired May 17, 2005
   - At an interest rate of prime plus 4.25% (as of
   November 17, 2004, an effective rate of 9.25%).............    $  435,100   Debt retired May 17, 2005

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Riviera Tool Company
Grand Rapids, Michigan

We have audited the accompanying balance sheets of Riviera Tool Company (the "Company") as of August 31, 2005 and 2004, and the related statements of operations, common stockholders' equity and cash flows for each of the three years in the period ended August 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Riviera Tool Company as of August 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Riviera Tool Company will continue as a going concern. As discussed in Note 2 to the financial statements, at August 31, 2005, the Company has significant current debt, was not in compliance with certain terms of its debt agreements, and had losses from operations and a retained deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DELOITTE & TOUCHE LLP

Grand Rapids, Michigan
November 30, 2005

                              Riviera Tool Company
                                 Balance Sheets

                                                                                             AUGUST 31
                                                                                    ---------------------------
                                                                             NOTE       2004           2005
                                                                             ----   ------------   ------------
                                     ASSETS

Current Assets
   - Cash.................................................................          $      1,200   $    239,475
   - Accounts receivable, net.............................................            13,075,285      5,232,138
   - Costs in excess of billings on contracts in process..................     4         669,143      2,844,444
   - Inventories..........................................................     5         238,301        236,437
   - Prepaid expenses and other current assets............................               235,203        453,597
                                                                                    ------------   ------------
      Total current assets................................................            14,219,132      9,006,094

   - Property, plant and equipment, net...................................     6      12,328,746     10,902,845
   - Perishable tooling...................................................               726,704        708,319
   - Other assets.........................................................               623,635        599,344
                                                                                    ------------   ------------
      Total assets........................................................          $ 27,898,217   $ 21,216,599
                                                                                    ============   ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   - Current portion of long-term debt....................................     7    $ 15,742,669   $  3,287,510
   - Accounts payable.....................................................             4,908,893      3,517,578
   - Accrued liabilities..................................................               521,193        661,833
                                                                                    ------------   ------------
      Total current liabilities...........................................            21,172,755      7,466,921

   - Long-term and subordinated debt, net of unamortized discount.........     7          12,703      8,870,045
   - Accrued lease expense................................................     9         740,894        897,885
   - Deferred compensation................................................    10         166,474             --
   - Deferred interest....................................................                25,500             --
                                                                                    ------------   ------------
      Total liabilities...................................................            22,118,326     17,234,851

Preferred Stock
   - Preferred stock -- no par value, $100 mandatory redemption value:
      Authorized-5,000 shares, Issued and outstanding- no shares..........                    --             --
   - Preferred stock -- no par value, Authorized -- 200,000 shares
      Issued and outstanding -- no shares.................................                    --             --

Common stockholders' equity
   - Common stock -- no par value, Authorized -- 9,798,575 shares
      Issued and outstanding -- 3,774,346 shares at August 31, 2004
      and 3,984,874 at August 31, 2005....................................            16,426,378     17,130,483
   - Retained deficit.....................................................           (10,646,487)   (13,148,735)
                                                                                    ------------   ------------
      Total common stockholders' equity...................................             5,779,891      3,981,748
                                                                                    ------------   ------------
         Total liabilities and stockholders' equity.......................          $ 27,898,217   $ 21,216,599
                                                                                    ============   ============

                        See Notes to Financial Statements

                              Riviera Tool Company
                            Statements of Operations

                                                                    YEAR ENDED AUGUST 31
                                                          ---------------------------------------
                                                              2003          2004          2005
                                                          -----------   -----------   -----------
Sales .................................................   $34,084,111   $24,689,221   $19,273,505
Cost of sales .........................................    30,707,447    30,038,654    16,981,201
                                                          -----------   -----------   -----------
Gross profit (loss) ...................................     3,376,664    (5,349,433)    2,292,304
Selling and administrative expenses ...................     1,689,192     2,013,594     2,790,586
                                                          -----------   -----------   -----------
Income (loss) from operations .........................     1,687,472    (7,363,027)     (498,282)

Other income (expense):
   - Interest expense .................................      (779,074)     (871,900)   (1,643,299)
   - Other ............................................        (8,348)       (6,551)      (15,469)
   - Subordinated debt financing costs ................            --            --      (345,198)
                                                          -----------   -----------   -----------
Total other expense, net ..............................      (787,422)     (878,451)   (2,003,966)
Income (loss)-- before income tax benefit .............       900,050    (8,241,478)   (2,502,248)
                                                          -----------   -----------   -----------
Income tax benefit ....................................            --            --
                                                          -----------   -----------   -----------
Net income (loss) available for common shares .........   $   900,050   $(8,241,478)  $(2,502,248)
                                                          ===========   ===========   ===========
Basic and diluted earnings (loss) per common share ....   $      0.27   $     (2.18)  $      (.65)
                                                          -----------   -----------   -----------
Weighted-Average Basic and diluted common shares
   outstanding ........................................     3,379,609     3,774,346     3,835,750

                        See Notes to Financial Statements

                              Riviera Tool Company
                    Statements of Common Stockholders' Equity

                                       COMMON STOCK                           TOTAL
                                 -----------------------     RETAINED     STOCKHOLDERS'
                                  SHARES       AMOUNT         DEFICIT        EQUITY
                                 ---------   -----------   ------------   ------------
Balance -- August 31, 2002 ...   3,379,609   $15,115,466   $ (3,305,059)   $11,810,407
                                 =========   ===========   ============    ===========
   - Net income ..............          --            --        900,050        900,050
Balance -- August 31, 2003 ...   3,379,609   $15,115,466   $ (2,405,009)   $12,710,457
                                 =========   ===========   ============    ===========
   - Sale of Common Stock ....     394,737     1,310,912             --      1,310,912
   - Net loss ................          --            --     (8,241,478)    (8,241,478)
                                 =========   ===========   ============    ===========
Balance -- August 31, 2004 ...   3,774,346   $16,426,378   $(10,646,487)   $ 5,779,891
                                 =========   ===========   ============    ===========
   - Sale of Common Stock ....     210,528         2,105             --          2,105
   - Issuance of Options .....          --       702,000             --        702,000
   - Net loss ................          --            --     (2,502,248)    (2,502,248)
                                 ---------   -----------   ------------    -----------
Balance -- August 31, 2005 ...   3,984,874   $17,130,483   $(13,148,735)   $ 3,981,748
                                 =========   ===========   ============    ===========

                        See Notes to Financial Statements

                              Riviera Tool Company
                            Statements of Cash Flows

                                                                                     YEAR ENDED AUGUST 31
                                                                           ---------------------------------------
                                                                              2003          2004           2005
                                                                           -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ......................................................   $   900,050   $(8,241,478)  $(2,502,248)
Adjustments to reconcile net income (loss) to net cash from operating activities:
- Depreciation and amortization ........................................     1,839,801     1,757,862     1,673,470
- Issuance of options ..................................................            --            --       104,000

Decrease (increase) in assets:
- Accounts receivable ..................................................    (4,110,964)   (6,065,246)    7,843,147
- Costs in excess of billings on contracts in process ..................    (8,220,320)   11,539,523    (2,175,301)
- Inventories ..........................................................         2,010        10,258         1,864
- Perishable tooling ...................................................       (69,116)     (108,982)       18,385
- Prepaid expenses and other current assets ............................      (109,830)       58,940      (218,394)
Increase (decrease) in liabilities:
- Accounts payable .....................................................     3,325,775      (111,662)   (1,391,315)
- Accrued outsourced contracts payable .................................     5,903,930    (5,903,930)           --
- Accrued lease expense ................................................       (12,275)      100,204       156,991
- Accrued liabilities ..................................................       (35,045)       85,297       140,690
- Deferred compensation ................................................            --       166,475      (166,474)
                                                                           -----------   -----------   -----------
      CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES ...................      (585,984)   (6,712,739)    3,484,815

CASH FLOWS FROM INVESTING ACTIVITIES
- (Increase) decrease in other assets ..................................       (22,138)     (298,437)      603,732
- Purchases of property, plant and equipment ...........................      (414,211)   (1,040,319)     (247,569)
                                                                           -----------   -----------   -----------
      NET CASH USED IN INVESTING ACTIVITIES ............................      (436,349)   (1,338,756)      356,163

CASH FLOWS FROM FINANCING ACTIVITIES
- Proceeds from issuance of convertible term debt ......................            --            --     3,200,000
- Proceeds from issuance of convertible revolving note .................            --            --     6,534,727
- Proceeds from overformula note .......................................            --            --     2,000,000
- Debt issue costs .....................................................            --            --      (579,491)
- Net borrowings (repayments) on revolving credit line .................      (517,640)    3,867,172    (9,849,532)
- Proceeds from issuance of long-term debt .............................            --       435,100            --
- Principal payments on long-term debt .................................      (797,770)     (606,059)   (1,877,646)
- Proceeds from issuance of subordinated debt ..........................            --     3,000,000            --
- Repayment of subordinated debt .......................................            --            --    (3,000,000)
- Increase/ (decrease) of capital lease ................................            --        20,070        (7,366)
- Deferred interest ....................................................            --        25,500       (25,500)
- Proceeds from sale of common stock ...................................            --     1,310,912         2,105
                                                                           -----------   -----------   -----------
      CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES ...................    (1,315,410)    8,052,695    (3,602,703)
                                                                           -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH ........................................    (2,337,743)        1,200       238,275
                                                                           -----------   -----------   -----------
Cash -- beginning of year ..............................................     2,337,743            --         1,200
Cash -- end of year ....................................................   $        --   $     1,200   $   239,475
                                                                           ===========   ===========   ===========
Interest paid ..........................................................   $   788,496   $   481,900   $ 1,414,728

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

ACCOUNTS RECEIVABLE.

     As of August 31, 2004 and 2005, the Company had a $0 and $153,124 reserve for estimated uncollectible accounts receivable, and had $162,795 and $84,365 of unbilled accounts receivable (completed contracts for which revenue earned exceeds amounts billed), respectively.

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

PROPERTY, PLANT AND EQUIPMENT.

     Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the useful life of the asset for financial reporting purposes as follows:

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

PROPERTY, PLANT AND EQUIPMENT - CONTINUED

                        ASSET                           USEFUL LIVES
                        -----                           ------------
- Leasehold Improvements.............................       7-20
- Office Furniture and Fixtures......................       3-10
- Machinery and Equipment............................       5-20
- Computer Equipment and Software                           5-20
- Transportation Equipment...........................       5-10

     Expenditures for maintenance and repairs are charged to expense as incurred. The Company capitalizes interest cost associated with construction in process. There was no capitalized interest in 2003, 2004 and 2005.

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

EARNINGS PER SHARE.

     Basic earnings per share ("EPS) excludes dilution and is computed by dividing earnings/(loss) available to common stockholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. Diluted EPS is computed by increasing the weighted average number of shares outstanding by the dilutive effect, if any, of the issuance of common stock for options outstanding under the 1996 Incentive Employee Stock Option Plan, as amended, 1998 Key Employee Stock Option Plan, convertible debt and the other non-employee options. Weighted average shares issuable upon the exercise of stock options that were not included in the (loss) earnings per share calculations were 650,000 in the period ended August 31, 2005.

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

STOCK-BASED COMPENSATION - CONTINUED.

     reflected in net income (loss), as all options granted under its plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the Company applied the fair value recognition principles of SFAS No. 123, there would be no impact on net income (loss) as of August 31, 2003, 2004 and 2005.

BUSINESS SEGMENT REPORTING.

     Based on the nature of its operations and products, the Company considers its business to be a single operating segment.

NEW ACCOUNTING STANDARDS.

     In December, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (R), "Share-Based Payments" that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation costs will be recognized over the period that an employee provides services in exchange for the award. SFAS No. 123
     (R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. SFAS No. 123 (R) becomes effective at the beginning of our fiscal year ending August 31, 2006. We expect that the impact of adopting SFAS No. 123 (R) will not be material.

NOTE 2 -- BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 2005, the Company sustained a loss from operations of $498,282 and a net loss of $2,502,248. This loss resulted in an accumulated deficit of $13,148,735 as of August 31, 2005. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes that the revolving line of credit and the funds generated from operations, will be sufficient to cover anticipated cash needs through fiscal 2006. However, depending on Company's primary lenders' willingness to extend the due date of the overadvance facility as well as the level of future sales, terms of such sales, financial performance and cash flow of existing contracts such financing may not be sufficient to support operations. Therefore, the Company may be required to seek additional sources of funding.

NOTE 3 -- SALES TO MAJOR CUSTOMERS

The nature of the Company's business is such that a limited number of customers comprise a majority of its business in any given year, even though the specific customers will differ from year to year. The following table summarizes the Company's sales to customers that represent more than 10% of the annual sales, in the particular year presented, of the Company (in 000's):

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 -- SALES TO MAJOR CUSTOMERS - CONTINUED

                                            AUGUST 31
                          ---------------------------------------------
        CUSTOMER            2003     %      2004     %      2005     %
        --------          -------   ---   -------   ---   -------   ---
- General Motors ......   $   450     1%  $   938     4%  $ 3,425    18%
- L+W Engineering .....        --    --        --    --     2,429    13%
- DaimlerChrysler AG ..     1,925     6%      209     1%    1,372     7%
- Oxford Automotive ...    19,152    56%   18,640    75%    1,022     5%
- Others ..............    12,557    37%    4,902    20%   11,026    57%
                          -------   ---   -------   ---   -------   ---
   Total Sales ........   $34,084   100%  $24,689   100%  $19,274   100%
                          =======   ===   =======   ===   =======   ===

Outstanding account receivables from three of these customers represented approximately 90 percent and 60 percent at August 31, 2004 and 2005 of the total accounts receivable, respectively.

During the year ended August 31, 2005, Gestamp Alabama ("Gestamp"), the alleged successor to Oxford Automotive, Inc. ("Oxford") and Mercedes-Benz U.S. International, Inc. ("MBUSI") brought a civil action against the Company. On August 1, 2005, the Company reached a Settlement Agreement and Mutual Release with Gestamp and MBUSI. Under such settlement, Gestamp and MBUSI paid certain claims against the Company by its' subcontactors and the Company has agreed to provide certain services to Gestamp and MBUSI over the next three years. The value of such services total $1.8 million which was accrued and expensed in fiscal 2004 and is recorded as a liability of the Company on its August 31, 2005 balance sheet.

NOTE 4 -- COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:

                                                                     AUGUST 31
                                                             ------------------------
                                                                 2004         2005
                                                             -----------   ----------
- Costs incurred on contracts in process under the
     percentage-of-completion method .....................   $22,265,744   $7,042,817
- Estimated net gross loss ...............................    (4,250,000)     (25,000)
                                                             -----------   ----------
   Total .................................................    18,015,744    7,017,817

- Less progress payments received and billings to date ...    17,586,991    4,173,373
- Plus costs incurred on contracts in process under the
     completed contract method ...........................       240,390           --
                                                             -----------   ----------
   Costs in excess of billings on contracts in process ...   $   669,143   $2,844,444
                                                             ===========   ==========

Included in estimated gross loss for 2004 and 2005 are contracts with estimated losses accrued of $5,190,491 and $190,430, respectively.

NOTE 5 -- INVENTORIES

Inventories consist of the following:

                                      AUGUST 31
                                 -------------------
                                   2004       2005
                                 --------   --------
- Raw material stock .........   $140,513   $122,933
- Small tools and supplies ...     97,788    113,504
                                 --------   --------
   Total .....................   $238,301   $236,437
                                 ========   ========

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                         AUGUST 31
                                                 -------------------------
                                                     2004          2005
                                                 -----------   -----------
- Leasehold improvements .....................   $ 1,367,908   $ 1,489,302
- Office furniture and fixtures ..............       169,129       174,524
- Machinery and equipment ....................    23,080,863    23,135,344
- Computer equipment and software ............     2,788,489     2,854,788
- Transportation equipment ...................       109,782       109,782
                                                 -----------   -----------
   Total cost ................................    27,516,171    27,763,740

- Accumulated depreciation and amortization ..    15,187,425    16,860,895
                                                 -----------   -----------
   Property, plant and equipment, net ........   $12,328,746   $10,902,845
                                                 ===========   ===========
- Depreciation & amortization expense ........   $ 1,757,862   $ 1,673,470

NOTE 7 -- LONG-TERM AND SUBORDINATED DEBT

The Company's long-term and subordinated debt, which is subject to certain covenants discussed below, consists of the following:

                                                                 AUGUST 31,
                                                          -----------------------
                      DEBT TYPE                              2004         2005
                      ---------                           ----------   ----------
CONVERTIBLE REVOLVING NOTE
- The convertible revolving working capital credit
line is collateralized by substantially all assets
of the Company and provides for borrowing, subject
to certain collateral requirements, up to $10
million. The credit line is due May 17, 2008, and
bears interest, payable monthly, at 1.25% above
prime rate (as of August 31, 2005, an effective rate
of 8.0%)...............................................   $       --   $6,534,727

OVERFORMULA
- The overadvance loan is due January 31, 2006 and
bears interest at prime rate plus 1.25% (as of
August 31, 2005, an effective rate of 8.0%)............           --    2,000,000

REVOLVING WORKING CAPITAL CREDIT LINE
- The credit line was repaid on May 17, 2005...........    9,849,532           --

SECURED CONVERTIBLE TERM NOTE
- The convertible term note, payable in monthly
installments of $96,969.70 commencing September 1,
2005, plus interest at prime rate plus 4%, (as of
August 31, 2005, an effective rate of 10.75%)
commencing June 1, 2005, due May 17, 2008..............           --    3,200,000

NOTES PAYABLE TO BANK
- Note payable to bank repaid on May 17, 2005..........    1,835,100           --

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 -- LONG-TERM AND SUBORDINATED DEBT - CONTINUED

                                                                                     AUGUST 31,
                                                                             -------------------------
                                 DEBT TYPE                                       2004          2005
                                 ---------                                   -----------   -----------
- Subordinated note payable to bank, payable in monthly installments of
   $31,000, including interest at 11%, due January 1, 2008 ...............     1,050,670     1,008,124

SUBORDINATED DEBT
- Subordinated note payable repaid on May 17, 2005 .......................     3,000,000            --

OTHER
- Other ..................................................................        20,070        12,704
                                                                             -----------   -----------
   Total debt ............................................................    12,755,555    15,755,372
                                                                             -----------   -----------
   Less: long-term portion of unamortized debt discount ..................            --       598,000
   Less: current portion of long-term debt and unamortized
         debt discount ...................................................    15,742,669     3,287,510
                                                                             -----------   -----------
      Long-term debt, net of unamortized discount ........................   $    12,703   $ 8,870,045
                                                                             ===========   ===========

On May 17, 2005, the Company executed a new senior loan facility agreement with Laurus Master Fund LTD. ("Laurus"). Under such financing, the Company entered into a Securities Purchase Agreement and a Security Agreement (collectively, the "Agreements"). Pursuant to these agreements, the Company received a Secured Convertible Term Loan (the "Term Loan") in the aggregate principal amount of $3.2 million as well as a Revolving Credit Note (the "Revolving Facility") with a maximum availability of $10.0 million. The Agreement is subject to certain restrictions and various covenants, including a borrowing base formula of ninety percent of eligible accounts receivable and fifty percent of the lesser of work-in-process inventory or $5 million. The Term Loan monthly installments may be paid in Company common stock if the average closing price of the Company's common stock for five trading days prior to due date is greater or equal to 115% of the fixed conversion price ($1.66) and the amount of such conversion does not exceed 25% of the aggregate trading dollar volume of the Company's common stock for the period of 22 trading days immediately preceding such amortization date. The Revolving Facility shall be convertible by Laurus into shares of the Company's common stock at a rate of $1.66 per share. In addition, the Company issued an option to purchase 650,000 shares of its Common Stock at an exercise price of $.01.

Laurus has agreed that it shall not convert either the Term Loan or any loans under the Revolving Facility into shares of the Company's Common Stock in amounts that would cause it to obtain an aggregate beneficial ownership of the Company's Common Stock exceeding 4.99% at any given time (or 19.99% in the event such limitation is suspended upon the occurrence of an "event of default" under any of the Agreements or any other transaction agreements). The Company and Laurus agreed to customary terms and conditions including, but not limited to, the filing of a registration statement within 60 days from the date of the Agreements of shares of the Company's Common Stock issuable (i) upon exercise of the Option, (ii) upon conversion of the Term Loan, and (iii) upon conversion of up to $2.0 million under the Revolving Facility. The Company has an obligation to register an additional $2.0 million under the Revolving Facility upon issuance by the Company of an additional note evidencing such indebtedness.

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

below the strike price, the exercise price of the outstanding warrants would adjust to the lower exercise price. The Company had previous warrants for 315,792 shares of common stock with 157,896 shares priced at an exercise price of $5.07 per share and 157,896 priced at $5.53 per share. Of these warrants, 210,528 shares were exercised during 2005.

Effective November 10, 2005, the company received a waiver of noncompliance with
Section 3 of its security agreement with its lender such that the overadvance loan shall not trigger an event of default and extending the overadvance loan through January 31, 2006.

Minimum scheduled principal payments on long-term debt to maturity as of August 31, 2005, are as follows:


   FISCAL YEAR ENDED AUGUST 31,         AMOUNT
   ----------------------------      -----------
- 2006 ...........................   $ 3,430,704
- 2007 ...........................     1,445,612
- 2008 ...........................     7,713,710
- 2009 ...........................       165,529
- 2010 ...........................            --
                                     -----------
   Total .........................   $12,755,555
                                     ===========

The estimated fair value of the Company's notes payable approximates its carrying amount.

NOTE 8 -- FEDERAL INCOME TAXES

The provision for federal income taxes is as follows:


                                           AUGUST 31

                                      ------------------
                                      2003   2004   2005
                                      ----   ----   ----
- Current expense .................    $--    $--    $--
- Deferred expense (benefit) ......     --     --     --
                                       ---    ---    ---
   Income tax expense (benefit) ...    $--    $--    $--

The difference between the federal statutory tax rate and the Company's effective rate was:


                                           AUGUST 31

                                      ------------------
                                      2003   2004   2005
                                      ----   ----   ----
- Federal statutory tax rate ......    34%   (34%)  (34%)
- Effect of valuation allowance ...   (36%)   34%    34%
- Other items .....................     2%    --     --
                                      ---    ---    ---
   Effective tax rate .............    --     --     --

The details of the net deferred tax liability are as follows:


                                                                       AUGUST 31

                                                               -------------------------
                                                                   2004          2005
                                                               -----------   -----------
Deferred tax liabilities:

- Depreciation .............................................   $(3,323,376)  $(3,287,537)
                                                               -----------   -----------
Deferred tax assets:

- Alternative minimum tax credit carryforward ..............       160,978       164,288
- Accrued lease expense ....................................       251,904       305,281
- Deferred compensation and other items ....................       136,255       128,867
- Net operating loss carryforward ..........................     6,510,818     7,303,721
                                                               -----------   -----------
   Total deferred tax assets ...............................     7,059,955     7,902,157
- Valuation allowance recognized for deferred tax assets ...    (3,736,579)   (4,614,620)
                                                               -----------   -----------
   Net deferred tax liability ..............................   $        --   $        --

The net operating loss carryforward arising in fiscal 2002, 2004 and 2005 will expire, if unused, in fiscal 2022, 2024 and 2025, respectively.

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9 -- OPERATING LEASES

On June 26, 2003, the Company renegotiated its operating lease for its manufacturing and office facilities. The new noncancellable lease began November 1, 2003 and expires on October 31, 2018. The agreement provides for annual lease payments plus an escalation of approximately $.14 per square foot for the lease term. The Company has an option to renew this lease for an additional 10-year term at a rate based upon the then prevailing market rates for similar-type properties.

Generally accepted accounting principles require that rent expense related to this type of lease be recognized ratably over the term of the lease. The difference between the rent payments made and the amount of expense recognized has been recorded as accrued lease expense (a liability). For the year ended August 31, 2003, the cash payments made exceeded the lease expense by $35,045. For the years ended August 31, 2004 and 2005, the lease expense exceeded the cash payments by $100,204 and $156,990, respectively. The Company has various operating leases, including the noncancellable operating lease noted above, for facilities that expire during the next 15 years. Rent expense under these leases for the years ended August 31, 2003, 2004 and 2005 amounted to $1,120,250, $1,098,955, and $1,155,522, respectively.

The following is a schedule of future minimum rent payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of August 31, 2005.

                                            LEASE
         YEAR ENDED AUGUST 31,             PAYMENTS
         ---------------------           -----------
- 2006 ...............................   $   988,298
- 2007 ...............................     1,013,135
- 2008 ...............................     1,039,332
- 2009 ...............................     1,064,351
- 2010 ...............................     1,090,548
- 2011 and after .....................     9,996,658
                                         -----------
   Total minimum payments required ...   $15,192,322

NOTE 10-- RETIREMENT PLANS

The Company has a profit-sharing plan that covers substantially all employees. The plan includes a 401(k) deferred-compensation option. The plan, as established, allows for discretionary contributions as determined annually by the Company's Board of Directors. No discretionary contribution was made for the years-ended August 31, 2003, 2004, and 2005. The Company also matches and contributes up to 15 percent of the employees' contributions, up to 2% of an employee's annual wage. Effective January 1, 2002, the Company, until further notice, suspended its matching share of the employees' contribution.

The Company has an Executive Deferred Compensation Plan with an officer who retired December 31, 2004. Under the plan, upon the earlier of death or termination of executive's employment with the Company on or after attainment of age 65, the Company shall pay to the executive, his heirs and assignees a retirement benefit equal to $50,000 per year for five years. The retirement benefit will commence on the first day of the second month following the death or termination of his employment with the Company on or after attainment of age
65. The retirement benefit shall continue with four additional payments of $50,000 each. Death of the executive after the commencement of payments shall not reduce or eliminate subsequent payments due. At the time of retirement, the Company had a key-man life insurance policy for $250,000 on such executive. During fiscal 2005, the Company transferred such policy to the retired individual based upon a value of $100,000. In addition, the Company paid $107,840 during fiscal 2005 to such retiree and is scheduled to retire the remaining liability of $42,160 in fiscal 2006.

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

A summary of the status of the Option Plan and Key Option Plan during the years' presented is as follows (no stock options were granted previous to fiscal 1999 under the 1996 Stock Option Plan and the 1998 Key Employee Stock Option Plan):

                                                               WEIGHTED AVERAGE
                   OPTION PLAN                        SHARES    EXERCISE PRICE
                   -----------                       -------   ----------------
        1996 STOCK OPTION PLAN, AS AMENDED
   Outstanding at end of year, August 31, 2002 ...   110,000        $ 4.83
                                                     =======        ======
Fiscal Year Ended August 31, 2003
- Stock options granted ..........................        --            --
                                                     -------        ------
   Outstanding at end of year, August 31, 2003 ...   110,000        $ 4.83
                                                     =======        ======
Fiscal Year Ended August 31, 2004
- Stock options granted ..........................        --            --
                                                     -------        ------
   Outstanding at end of year, August 31, 2004       110,000        $ 4.83
                                                     =======        ======
Fiscal Year Ended August 31, 2005
- Stock options forfeited ........................   (10,000)       $6.625
- Stock options forfeited ........................   (20,000)       $ 3.75
                                                     -------        ------
   Outstanding at end of year, August 31, 2005 ...    80,000        $ 4.83
                                                     =======        ======

       1998 KEY EMPLOYEE STOCK OPTION PLAN
   Outstanding at end of year, August 31, 2002 ...   107,000        $ 5.20
                                                     =======        ======
Fiscal Year Ended August 31, 2003
- Stock options forfeited ........................    (2,000)       $ 3.75
- Stock options forfeited ........................    (2,000)       $6.625
                                                     -------        ------
   Outstanding at end of year, August 31, 2003 ...   103,000        $ 5.20
                                                     =======        ======
Fiscal Year Ended August 31, 2004
- Stock options granted ..........................        --            --
                                                     -------        ------
   Outstanding at end of year, August 31, 2004 ...   103,000        $ 5.20
                                                     =======        ======
Fiscal Year Ended August 31, 2005
- Stock options forfeited ........................    (1,000)       $ 3.75
- Stock options forfeited ........................    (1,000)       $6.625
                                                     -------        ------
   Outstanding at end of year, August 31, 2005 ...   101,000        $ 5.20
                                                     =======        ======

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 12 -- WARRANTS AND OPTION

On March 16, 2004, the Company sold 394,737 shares of common stock in a private placement with four accredited investors for $1,500,000. In connection with this purchase, the Company issued Series A Warrants for eighty percent warrant coverage of the initial shares purchased (315,792 shares) with half of such warrants having an exercisable price of 110% of the average of the 20 consecutive Closing Prices immediately prior to the March 16, 2004 (exercise price of $5.07 per share) and the other half with an exercise price of 120% of the average of the 20 consecutive Closing Prices immediately prior to the March 16, 2004 (exercise price of $5.53 per share). Such Series A Warrants are exercisable for five years commencing six months from the Closing date. In addition, the Company issued Series A Warrants to purchase up to 20,000 shares of common stock at the same price to the broker of the transaction.

Inc conjunction with the May 17, 2005 senior loan facility agreement, the Company issued options to purchase 650,000 shares at $.01 per share. The issuance of the 650,000 share option triggered a price protection clause related to the above issued warrants. Such price protection was to expire in September of 2005.Under the warrant agreements, if the Company issued warrants or options below the strike price ($5.07 and $5.53), the exercise price of the outstanding warrants would adjust to the lower exercise price. Of these warrants, 210,528 shares were exercised during 2005.

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

Changes in Internal Control Over Financial Reporting: There were no changes in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ended August 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company is not currently an accelerated filer and is not currently subject to the internal control reporting requirements under Section 404 of the Sarbanes-Oxley Act until its next fiscal year, which will end on August 31, 2007. The Company has begun documentation of processes for its internal controls and will comply with Section 404 as required.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Information with respect to Directors, Executive Officers, Beneficial Owners and the Company's Code of Ethics may be found under the captions "Directors and Executive Officers" and "Section 16(A) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders to be held January 11, 2006 (the "2005 Proxy Statement") and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to Directors and Executive Officers Compensation may be found under the captions "Compensation of Directors and Executive Officers" in the Company's 2005 Proxy Statement and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters may be found under the captions "Executive Compensation," and "Director Compensation" in the Company's 2005 Proxy Statement and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to Certain Relationships and Related Transactions is contained under the captions "Executive Compensation," "Ownership of Company Stock," and "Compensation Committee Interlocks and Insider Participation" in the Company's 2005 Proxy Statement and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to Principal Accountant Fees and Services is contained under the captions "Independent Public Accountants" in the Company's 2005 Proxy Statement and such information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this report:

     1. Financial Statements - The Financial Statements of Riviera Tool Company in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

     2. Exhibits

          10(ii): First Amendment to Loan documents dated November 28, 2005 between Registrant and Fifth Third Bank.

          10(jj): Omnibus Amendment dated October 14, 2005 between Registrant and Laurus Master Fund Ltd.

          21   Subsidiaries - None

          23   Consent of Deloitte Touche LLP

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

Dated: November 30, 2005                RIVIERA TOOL COMPANY


                                        By: /s/ Kenneth K. Rieth
                                            ------------------------------------
                                            Kenneth K. Rieth,
                                            Chief Executive Officer

                                        and


                                        By: /s/ Peter C. Canepa
                                            ------------------------------------
                                            Peter C. Canepa,
                                            Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 30th day of November, 2005, by the following persons on behalf of the Company and in the capacities indicated.


/s/ Jay S. Baron                        /s/ Kenneth K. Rieth
-------------------------------------   ----------------------------------------
Jay S. Baron, Director                  Kenneth K. Rieth,
                                        C.E.O, Director


/s/ James V. Gillette
-------------------------------------
James V. Gillette, Director

                                  Exhibit Index

Exhibit No.                               Description
-----------                               -----------

   10(ii): First Amendment to Loan documents dated November 28, 2005 between
           Registrant and Fifth Third Bank.

   10(jj): Omnibus Amendment dated October 14, 2005 between Registrant and
           Laurus Master Fund Ltd.


     23       Consent of Deloitte Touche LLP

   31.1       Written Statement of the Chief Executive Officer Pursuant to 18
              U.S.C. Section 1350 Sec. 302

   31.2       Written Statement of the Chief Financial Officer Pursuant to 18
              U.S.C. Section 1350 Sec. 302

     32       Written Statements of the Chief Executive Officer and Chief
              Financial Officer Pursuant to 18 U.S.C. Section 1350 Sec. 906