Form 10-Q
period 2005-11-30
RIVIERA TOOL CO
filed 2006-01-17
CIK 1018349

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2005

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to___________________

                          Commission file no. 001-12673

                              RIVIERA TOOL COMPANY
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Michigan                                      38-2828870
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

            5460 Executive Parkway S.E., Grand Rapids, Michigan 49512
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (616) 698-2100
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                Yes          No [X]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes          No [X]

There were 4,257,601 shares of the Registrant's common stock outstanding as of January 16, 2006.

                                     PART I
                              FINANCIAL INFORMATION
                                      INDEX

                                                                                                                    Page No.
Item 1.         Financial Statements

                Balance Sheets as of November 30, 2005 and August 31, 2005........................................      3

                Statements of Operations for the Three Months Ended November 30, 2005 and 2004....................      4

                Statements of Cash Flows for the Three Months Ended November 30, 2005 and 2004....................      5

                Notes to Financial Statements.....................................................................      6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations.............     10

Item 3.         Quantitative and Qualitative Disclosures about Market Risk........................................     13

Item 4.         Controls and Procedures...........................................................................     13



                                     PART II
                                OTHER INFORMATION
                                      INDEX

Item 4.         Submission of Matters to a Vote of Security Holders...............................................     14

Item 5.         Other Information  ...............................................................................     14

Item 6.         Exhibits and Reports on Form 8 - K................................................................     14

                Signatures........................................................................................     15

                Certifications

                Exhibits

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                 BALANCE SHEETS


                                                                                     --------------------------------------------
                                                                                         NOVEMBER 30,              AUGUST 31,
                                  ASSETS                                                     2005                     2005
                                  ------                                             ---------------------    ---------------------
CURRENT ASSETS                                                               NOTE        (UNAUDITED)
--------------                                                               ----    ---------------------
  Cash....................................................................           $          277,685       $          239,475
  Accounts receivable, net................................................                    7,631,090                5,232,138
  Costs in excess of billings on contracts in process.....................    2               1,715,883                2,844,444
  Inventories.............................................................                      236,437                  236,437
  Prepaid expenses and other current assets...............................                      382,183                  453,597
                                                                                       -----------------        -----------------
            Total current assets..........................................                   10,243,278                9,006,091

PROPERTY, PLANT AND EQUIPMENT, NET........................................    3              10,533,810               10,902,845
PERISHABLE TOOLING........................................................                      703,519                  708,319
OTHER ASSETS..............................................................                      563,327                  599,344
                                                                                       -----------------        -----------------
            Total assets..................................................           $       22,043,934       $       21,216,599
                                                                                       =================        =================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES
-------------------

  Current portion of long-term debt.......................................    4      $        3,206,186       $        3,287,510
  Accounts payable........................................................                    3,932,334                3,517,578
  Accrued liabilities.....................................................                      670,069                  661,833
                                                                                       -----------------        -----------------
            Total current liabilities.....................................                    7,808,589                7,466,921

LONG-TERM AND SUBORDINATED DEBT, NET OF UNAMORTIZED DISCOUNT..............    4               9,784,549                8,870,045
ACCRUED LEASE EXPENSE.....................................................                      910,398                  897,885
                                                                                       -----------------        -----------------
            Total liabilities.............................................                   18,503,536               17,234,851
                                                                                       -----------------        -----------------

PREFERRED STOCK - no par value,
  $100 mandatory redemption value:
     Authorized - 5,000 shares
     Issued and outstanding - no shares...................................                           --                       --

STOCKHOLDERS' EQUITY:
  Preferred stock - no par value,
     Authorized - 200,000 shares

     Issued and outstanding - no shares...................................                           --                       --
  Common stock - No par value:
     Authorized - 9,785,575 shares

     Issued and outstanding - 3,984,874 shares as of November 30
     and August 31, 2005..................................................                   17,130,483               17,130,483
  Retained deficit........................................................                  (13,590,085)             (13,148,735)
                                                                                       -----------------        -----------------
            Total stockholders' equity....................................                    3,540,398                3,981,748
                                                                                       -----------------        -----------------
Total liabilities and stockholders' equity................................           $       22,043,934       $       21,216,599
                                                                                       =================        =================

                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                        FOR THE THREE MONTHS ENDED
                                                                                                NOVEMBER 30
                                                                                       ----------------------------------
                                                                                           2005                2004
                                                                                       -------------      ---------------
SALES.............................................................................   $    6,063,185      $     4,552,551
COST OF SALES.....................................................................        5,467,385            4,038,460
                                                                                       -------------      ---------------

GROSS PROFIT......................................................................          595,800              514,091

SELLING AND ADMINISTRATIVE EXPENSES...............................................          565,577              579,341
                                                                                       -------------      ---------------

PROFIT (LOSS) FROM OPERATIONS.....................................................           30,223              (65,250)

OTHER EXPENSE

   INTEREST EXPENSE...............................................................          464,918              393,163
   OTHER EXPENSE..................................................................            6,655                6,227
                                                                                       -------------      ---------------
      TOTAL OTHER EXPENSE.........................................................          471,573              399,390

LOSS BEFORE INCOME TAX EXPENSE....................................................         (441,350)            (464,640)
                                                                                       -------------      ---------------

INCOME TAX EXPENSE................................................................               --                   --
                                                                                       -------------      ---------------


NET LOSS AVAILABLE FOR COMMON SHARES..............................................   $     (441,350)     $      (464,640)
                                                                                       =============      ===============

BASIC AND DILUTED INCOME/(LOSS) PER COMMON SHARE..................................   $         (.11)     $          (.12)
                                                                                       =============      ===============

WEIGHTED-AVERAGE BASIC AND DILUTED
 COMMON SHARES OUTSTANDING........................................................        3,984,874            3,774,346
                                                                                       =============      ===============


                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        FOR THE THREE MONTHS ENDED
                                                                                               NOVEMBER 30,
                                                                                -------------------------------------------
                                                                                      2005                     2004
                                                                                ------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss.............................................................         $        (441,350)      $        (464,640)
  Adjustments to reconcile net loss to net
   cash from operating activities:
      Depreciation and amortization....................................                   419,890                 427,701
      (Increase) decrease in assets:
         Accounts receivable...........................................                (2,398,952)              3,717,570
         Costs in excess of billings on contracts in process...........                 1,128,561                (806,568)
         Perishable tooling............................................                     4,800                 (54,150)
         Prepaid expenses and other current assets.....................                    71,414                  27,737
      Increase (decrease) in liabilities:
         Accounts payable..............................................                   414,756                (992,895)
         Accrued lease expense.........................................                    12,513                  23,292
         Accrued liabilities...........................................                     8,236                 119,263
                                                                                ------------------      ------------------
Net cash (used in) provided by operating activities....................         $        (780,132)      $       1,997,310
                                                                                ------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Increase (decrease) in other assets..................................                    36,017                 (20,546)
  Additions to property, plant and equipment...........................                   (28,105)               (230,283)
                                                                                ------------------      ------------------
Net cash provided by (used in) investing activities....................         $           7,912       $        (250,829)
                                                                                ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings (repayments) on revolving credit line.................                 1,103,256                (747,696)
  Principal payments on notes payable to bank
   and non-revolving equipment line of credit..........................                  (292,826)               (162,468)
  Deferred interest....................................................                        --                  45,912
                                                                                ------------------      ------------------
Net cash provided by (used in) financing activities....................         $         810,430       $        (864,252)
                                                                                ------------------      ------------------

NET INCREASE IN CASH...................................................         $          38,210       $         882,229
                                                                                ------------------      ------------------

CASH - Beginning of Period.............................................                   239,475                   1,200
                                                                                ------------------      ------------------

CASH - End of Period...................................................         $         277,685       $         883,429
                                                                                ==================      ==================

                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements (the "Financial Statements") of Riviera Tool Company (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Financial Statements do not include all the information and footnotes normally included in the annual financial statements prepared in accordance with generally accepted accounting principles.

In the opinion of management, the Financial Statements have been prepared and reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly such information in accordance with generally accepted accounting principles. These Financial Statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K dated November 30, 2005, for the fiscal year ended
August 31, 2005.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2005, the Company sustained a loss from operations of $498,282 and a net loss of $2,502,248. This loss resulted in an accumulated deficit of $13,148,735 as of August 31, 2005. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The results of operations for the three-month period ended November 30, 2005 may not be indicative of the results to be expected for the full year.

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005

NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:

                                                                                     NOVEMBER 30,             AUGUST 31,
                                                                                         2005                    2005
                                                                                --------------------      ------------------
Costs incurred on contracts in process under the percentage-of-
completion method......................................................         $        10,283,200      $        7,042,817
Estimated gross profit (loss)..........................................                     130,000                 (25,000)
                                                                                --------------------      ------------------
        Total..........................................................                  10,413,200               7,017,817
Less progress payments received and progress billings to date..........                   8,697,317               4,173,373
                                                                                --------------------      ------------------

         Costs in excess of billings on contracts in process...........         $         1,715,883      $        2,844,444
                                                                                ====================      ==================


Included in estimated gross profit (loss) for November 30, 2005 and August 31, 2005 are jobs with losses accrued of $171,529 and $190,430, respectively.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

                                                                                       NOVEMBER 30,           AUGUST 31,
                                    CATEGORY                                               2005                  2005
                                    --------                                         ------------------    ------------------
Leasehold improvements..........................................................     $       1,489,302     $       1,489,302
Office furniture and fixtures...................................................               178,019               174,524
Machinery and equipment.........................................................            23,146,502            23,135,344
Construction in Process.........................................................                 7,500                    --
Computer equipment and software.................................................             2,860,740             2,854,788
Transportation equipment........................................................               109,782               109,782
                                                                                     ------------------    ------------------
     Total cost.................................................................            27,791,845            27,763,740
Less Accumulated depreciation and amortization..................................            17,258,035            16,860,895
                                                                                     ------------------    ------------------
     Net carrying amount........................................................     $      10,533,810     $      10,902,845
                                                                                     ==================    ==================

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005

NOTE 4 - LONG-TERM DEBT

The Company's long-term debt consists of the following:

                                                                                       NOVEMBER 30,        AUGUST 31,
                                DEBT TYPE                                                  2005              2005
--------------------------------------------------------------------------             -----------       -------------
CONVERTIBLE REVOLVING NOTE
o  The convertible revolving working capital credit line is collateralized by substantially all assets of the Company and provides for borrowing, subject to certain collateral requirements, up to $11 million. The credit line is due
May 17, 2008, and bears interest, payable monthly, at 1.25% above prime rate (as
of November 30, 2005, an effective rate of 8.25%)...............................       $ 7,637,983       $   6,534,727

OVERFORMULA
o  The overadvance loan is due January 31, 2006 and bears interest at prime rate
plus 1.25% (as of November 30, 2005, an effective rate of 8.25%)................         2,000,000           2,000,000

SECURED CONVERTIBLE TERM NOTE
o  The convertible term note, payable in monthly installments of $96,969.70 commencing September 1, 2005, plus interest at prime rate plus 4%, (as of
November 30, 2005, an effective rate of 11.25%), due May 17, 2008...............         2,909,091           3,200,000

NOTES PAYABLE TO BANK
o  Subordinated note payable to bank, payable in monthly installments of
$31,000, including interest at 11%, due January 1, 2008.........................         1,008,124           1,008,124

OTHER
o  Other........................................................................            10,787              12,704
                                                                                       -----------       -------------
                 Total debt.....................................................        13,565,985          12,755,555
                                                                                       -----------       -------------
                 Less: unamortized debt discount................................           575,250             598,000
                 Less: current portion of long-term debt and unamortized
                           debt discount........................................         3,206,186           3,287,510
                                                                                       -----------       -------------
                               Long-term debt, net of unamortized discount......       $ 9,784,549       $   8,870,045
                                                                                       ===========       =============



The Subordinated note payable to bank principal balance did not amortize during the first quarter of 2005. This was a result of the Company being prohibited from making payments on the subordinated debt from November, 2004 until August, 2005 when payments were resumed. As a result, those payments made subsequent to this period were applied to accrued interest and late fees prior to principal.

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

The Company, in issuing an option for 650,000 shares at $.01 per share, triggered price protection in relationship to previously issued warrants. Under the previous warrant agreements, if the Company issued warrants or options below the strike price, the exercise price of the outstanding warrants would adjust to the lower exercise price. The Company had previous warrants for 315,792 shares of common stock with 157,896 shares priced at an exercise price of $5.07 per share and 157,896 priced at $5.53 per share. Of these warrants, 210,528 shares were exercised during fiscal 2005.

On October 14, 2005, the Company executed an Omnibus Amendment to the Security Agreement dated May 17, 2005, whereas the Revolving Credit Note, with a maximum availability of $10.0 million, was increased to $11.0 million.

Effective November 10, 2005, the Company received a waiver of noncompliance with
Section 3 of its security agreement with its lender such that the overadvance loan shall not trigger an event of default and extending the overadvance loan through January 31, 2006.

On December 9, 2005, Riviera Tool Company (the "Company") entered into an Omnibus Amendment with Laurus Master Fund, Ltd. ("Laurus"), amending the term "Fixed Conversion Price" with respect to the Convertible Term Note (the "Term Note"), dated as of May 17, 2005, by the Company in favor of Laurus in the aggregate principal amount of $3,200,000 issued pursuant to the terms of the Securities Purchase Agreement, dated as of May 17, 2005, between the Company and Laurus. The term "Fixed Conversion Price," with respect solely to the Term Note, was amended as follows:

         The initial Fixed Conversion Price means $1.66; provided, however, that in respect of the first $150,000 of aggregate principal amount (the "Initial Converted Amount") of the Term Note converted into shares of the Company's common stock, the Fixed Conversion Price in respect of such Initial Converted Amount (and the interest and fees associated therewith to the extent converted) shall be equal to $0.55.

A prospectus supplement relating to the prospectus, dated August 3, 2005 (File No. 33-126659), of the Company was filed with the Commission on December 9, 2005 reflecting such amended terms.

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


                                                                                    For The Three Months Ended
                                                                                            November 30
                                                                                    ------------- --- -------------
                                                                                        2005              2004
                                                                                    -------------     -------------
       SALES...................................................................           100.0%            100.0%
       COST OF SALES...........................................................            90.2%             88.7%
                                                                                    -------------     -------------

                    GROSS PROFIT...............................................             9.8%             11.3%

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.............................             9.3%             12.7%
                                                                                    -------------     -------------

                     INCOME/(LOSS) FROM OPERATIONS.............................             0.5%             (1.4%)

         INTEREST EXPENSE......................................................             7.7%              8.7%
         OTHER EXPENSE.........................................................             0.1%              0.1%
                                                                                    -------------     -------------
                TOTAL OTHER EXPENSE ...........................................             7.8%              8.8%

       LOSS BEFORE INCOME TAX EXPENSE..........................................            (7.3%)           (10.2%)

       INCOME TAX EXPENSE......................................................              --                --
                                                                                    -------------     -------------

                   NET LOSS....................................................            (7.3%)           (10.2%)
                                                                                    =============     =============


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

In the opinion of management, the Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly such information in accordance with generally accepted accounting principles. These Financial Statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K dated November 30, 2005, for the fiscal year ended August 31, 2005.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2005, the Company sustained a loss from operations of $498,282 and a net loss of $2,502,248. This loss resulted in an accumulated deficit of $13,148,735 as of August 31, 2005. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The results of operations for the three-month period ended November 30, 2005 may not be indicative of the results to be expected for the full year.


             COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2005
                  TO THE THREE MONTHS ENDED NOVEMBER 30, 2004.

REVENUES - Revenues for the three months ended November 30, 2005 totaled $6.1 million as compared to $4.6 million for the three months ended November 30, 2004, an increase of $1.5 million or 33%. This increase was a result of the Company having a higher contract backlog at the start of the first quarter of 2005 as compared to 2004. The Company experienced a total of 72,800 shop floor hours for the first quarter of 2005 as compared to 61,400 in the first quarter of 2004, an increase of 18%.

The Company's backlog of awarded contracts, which are all believed to be firm, was approximately $12.9 million and $4.6 million as of November 30, 2005 and 2004, respectively. The Company expects all backlog contracts will be reflected in sales during fiscal years ending August 31, 2006 and 2007.

COST OF SALES - Cost of goods sold increased from $4.0 million for the first quarter of fiscal 2005 to $5.5 million for 2006 and, as a percent of sales, increased from 89% for 2005 to 90% for 2006. Gross margin decreased to 10% for 2006 from 11% for 2005. This 1 percent change in gross margin was impacted by a number of factors including the mix of projects from the comparable quarter in the prior year, changes in estimated costs to complete on projects in process, the accelerated recognition of all estimated losses on projects with negative margins, and the number of new projects released during the quarter. Direct costs (materials and labor) increased by $1.3 million, from $1.9 million for 2005 to $3.2 million for 2006. Engineering expense increased by $85,000 from $456,000 for 2005 to $540,000 for 2006. Lastly, of the cost of goods sold, manufacturing overhead increased by $54,000 from $1.66 million for 2005 to $1.7 million for 2006. Additional details of these changes in cost of sales for the first quarters of fiscal 2005 and 2006 are as follows:

     o Direct materials expense increased from $0.4 million for 2005 to $1.3 million for 2006 and increased as a percent of sales from 9% to 21%. This increase was largely due to increased contract volume requirements and backlog mix during 2006 as compared to 2005. Outside services expense increased from $259,000 for 2005 to $585,000 for 2006 and as a percent of sales from 6% to 9%. This increase was largely due to the Company experiencing higher sales volumes and corresponding increases in outsourcing certain machining, die patterns, laser cutting and heat treat.

     o Direct labor expense remained consistent at $1.3 million for 2005 and 2006. However, as a percent of sales, direct labor decreased from 28% to 22%. This change was a result of the Company incurring a 33% increase in revenues while direct labor expense increased by $61,000. Of the total direct labor expense, regular or straight time increased by $54,000 however as a percent of sales, decreased from 17% for 2005 to 14% for 2006. Overtime expense increased from $467,000 for 2005 to $475,000 for 2006, however as a percent of sales, decreased from 10% for 2005 to 8% for 2006.

     o Engineering expense increased from $456,000, 10% of sales, for 2005 to $540,000, 9% of sales, for 2006. This increase was due to the Company's increase in awarded contracts and the resulting increase in the number of engineering personnel necessary to fulfill the design and project management portions of the Company's current contract backlog.

     o Manufacturing overhead was $1.66 million or 36% of sales for 2005 as compared to $1.71 million or 28% of sales for 2006. During 2006, increases in manufacturing overhead were largely due to a $40,000 increase in indirect labor expense, a $34,000 increase in manufacturing supplies expense and a $22,000 increase in supervision salaries expense. These increases were offset by decreases of $31,000 in depreciation expense and $13,000 in machinery repairs and maintenance.

SELLING AND ADMINISTRATIVE EXPENSE - Selling and administrative expense decreased from $579,000 for the first quarter of 2005 to $566,000 for 2006. As a percent of sales, selling and administrative expense decreased from 13% for 2005 to 9% for 2006. The largest selling and administrative expense increases included $40,000 in public company expenses, $20,000 in State of Michigan Single Business Tax expense. These increases were offset by decreases of $40,000 in travel expense, $18,000 in legal and professional expense, $14,000 in office and supervision wages and $14,000 in bad debt expense.

INTEREST EXPENSE - Interest expense increased from $393,000 for 2005 to $465,000 for 2006. This increase was largely due to the Company's increased debt levels during the first quarter of 2006 as compared to 2005.

FEDERAL INCOME TAXES - For the three months ended November 30, 2005, the Company recorded a valuation allowance of approximately $150,000 to offset the income tax benefit. For the three months ended November 30, 2004, the Company recorded a valuation allowance of approximately $158,000 to offset the income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES - During the three months ended November 30, 2005, the Company's cash used in operating activities was $780,000. This largely resulted from a increase of $2.4 million in account receivables, a $1.1 million decrease in contracts in process and a $415,000 increase in accounts payable. The Company financed its increase in working capital with $1.1 million of borrowings on its revolving line of credit, net of $293,000 used to reduce other debt.

The Company believes that the revolving line of credit and the funds generated from operations, will be sufficient to cover anticipated cash needs through fiscal 2006. However, depending on the Company's primary lenders willingness to extend the due date of the overformula facility as well as the level of future sales, terms of such sales, financial performance and cash flow of existing contracts, such financing may not be sufficient to support operations. Therefore, the Company may be required to seek additional sources of funding.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following table provides information on the Company's debt as of November 30, 2005 and August 31, 2005 that are sensitive to changes in interest rates.

                                                                               AMOUNT
                         AS OF NOVEMBER 30, 2005                             OUTSTANDING        MATURITY DATE
                         -----------------------                             -----------        -------------
CONVERTIBLE REVOLVING NOTE:
     o    Variable rate revolving credit line at an interest rate of prime rate plus 1.25% (as of November 30, 2005, an effective rate
     of 8.25%)                                                              $   7,637,983       May 17, 2008

SECURED CONVERTIBLE TERM NOTE:
     o    At an interest rate of prime plus 4.00% (as of November 30,
     2005, an effective rate of 11.25%)                                     $   2,909,091       May 17, 2008

OVERFORMULA:
     o    At an interest rate of prime plus 1.25% (as of November 30,
     2005, an effective rate of  8.25%)                                     $   2,000,000       January 31, 2006

                         AS OF AUGUST 31, 2005
                         ---------------------
CONVERTIBLE REVOLVING NOTE:
     o    Variable rate revolving credit line at an interest rate of prime rate plus 1.25% (as of August 31, 2005, an effective rate
     of 8.0%                                                                $   6,534,727       May 17, 2008

SECURED CONVERTIBLE TERM NOTE:
     o    At an interest rate of prime plus 4.00% (as of August 31,
     2005, an effective rate of 10.75%)                                     $   3,200,000       May 17, 2008

OVERFORMULA:
     o    At an interest rate of prime plus 1.25% (as of August 31,
     2005, an effective rate of 8.0%)                                       $   2,000,000       January 31, 2006


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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of the Company's common shareholders at its annual shareholders meeting on January 11, 2006.

The following directors were elected to serve until the meeting of shareholders in 2007 and 2008, as indicated, and until their successors are elected and qualified (amounts shown in parentheses represent the number of votes cast for, against or withheld, and abstentions, respectively):

 (i)   Kenneth K. Rieth      (3,817,126/66,969) (Term expiring 2008)
 (ii)  James V. Gillette     (3,848,526/35,569) (Term expiring 2008)
 (iii) Dr. Jay S. Baron      (3,855,706/28,389) (Term expiring 2007)

The following director of the Company shall continue to serve until the annual meeting of shareholders in the year indicated parenthetically and until his successor is elected and qualified:
      o J. Dann Engels  (2006)


ITEM 5.  OTHER INFORMATION

On December 9, 2005, Riviera Tool Company (the "Company") entered into an Omnibus Amendment with Laurus Master Fund, Ltd. ("Laurus"), amending the term "Fixed Conversion Price" with respect to the Convertible Term Note (the "Term Note"), dated as of May 17, 2005, by the Company in favor of Laurus in the aggregate principal amount of $3,200,000 issued pursuant to the terms of the Securities Purchase Agreement, dated as of May 17, 2005, between the Company and Laurus. The term "Fixed Conversion Price," with respect solely to the Term Note, was amended as follows:

         The initial Fixed Conversion Price means $1.66; provided, however, that in respect of the first $150,000 of aggregate principal amount (the "Initial Converted Amount") of the Term Note converted into shares of the Company's common stock, the Fixed Conversion Price in respect of such Initial Converted Amount (and the interest and fees associated therewith to the extent converted) shall be equal to $0.55.

A prospectus supplement relating to the prospectus, dated August 3, 2005 (File No. 33-126659), of the Company was filed with the Commission on December 9, 2005 reflecting such amended terms.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         31.1   Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Sec. 906
         31.2   Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Sec. 906
         32     Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                Section 1350 Sec. 302

         (b)      Reports on Form 8-K:

                File Date            Item
                ---------            ----
            December 12, 2005        1.01 Entry into a Material Definitive Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 17, 2006


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

         Exhibit no.                Description of Exhibit

         31.1          Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Sec. 302
         31.2          Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Sec. 302
         32            Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                       Section 1350 Sec. 906