Form 10-Q
period 2006-02-28
RIVIERA TOOL CO
filed 2006-04-17
CIK 1018349

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2006

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to_____________

                          Commission file no. 001-12673

                              RIVIERA TOOL COMPANY
             (Exact name of registrant as specified in its charter)

            Michigan                                     38-2828870
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

            5460 Executive Parkway S.E., Grand Rapids, Michigan 49512
               (Address of principal executive offices) (Zip Code)

                                 (616) 698-2100
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer     Non-accelerated filer  X
                        ---                   ---                       ---

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

                               Yes       No   X
                                   -----    -----

There were 4,257,601shares of the Registrant's common stock outstanding as of April 14, 2006.

                                                                            PAGE
                                                                             NO.
                                                                            ----
                                    PART I
                              FINANCIAL INFORMATION
                                      INDEX

Item 1.   Financial Statements

          Balance Sheets as of February 28, 2006 and August 31, 2005 ....     3

          Statements of Operations for the Three Months and Six
          Months Ended February 28, 2006 and February 28, 2005 ..........     4

          Statements of Cash Flows for the Three Months and Six
          Months Ended February 28, 2006 and February 28, 2005 ..........     5

          Notes to Financial Statements .................................     6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .....................................     9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk ....    13

Item 4.   Controls and Procedures .......................................    13

                                     PART II
                                OTHER INFORMATION
                                      INDEX

Item 1A.  Risk Factors ..................................................    14

Item 5.   Other Information .............................................    17

Item 6.   Exhibits ......................................................    17

          Signatures ....................................................    17

          Certifications

          Exhibits

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                                                 FEBRUARY 28,    AUGUST 31,
                                                                          NOTE       2006           2005
                                                                          ----   ------------   ------------
                                                                                  (UNAUDITED)     (AUDITED)
                                     ASSETS
CURRENT ASSETS
   Cash ...............................................................          $    394,227   $    239,475
   Accounts receivable, net ...........................................             7,996,314      5,232,138
   Costs in excess of billings on contracts in process ................     2       2,996,603      2,844,444
   Inventories ........................................................               236,437        236,437
   Prepaid expenses and other current assets ..........................               370,222        453,597
                                                                                 ------------   ------------
         Total current assets .........................................            11,993,803      9,006,091
PROPERTY, PLANT AND EQUIPMENT, NET ....................................     3      10,164,567     10,902,845
PERISHABLE TOOLING ....................................................               685,032        708,319
OTHER ASSETS ..........................................................               513,656        599,344
                                                                                 ------------   ------------
         Total assets .................................................          $ 23,357,058   $ 21,216,599
                                                                                 ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt ..................................     4    $  3,199,645   $  3,287,510
   Accounts payable ...................................................             4,006,718      3,517,578
   Accrued liabilities ................................................               820,700        661,833
                                                                                 ------------   ------------
         Total current liabilities ....................................             8,027,063      7,466,921
LONG-TERM AND SUBORDINATED DEBT, NET OF
   UNAMORTIZED DISCOUNT ...............................................     4      10,851,491      8,870,045
ACCRUED LEASE EXPENSE .................................................               922,911        897,885
                                                                                 ------------   ------------
         Total liabilities ............................................            19,801,465     17,234,851
                                                                                 ------------   ------------
PREFERRED STOCK - no par value,
   $100 mandatory redemption value:
      Authorized - 5,000 shares
      Issued and outstanding - no shares ..............................                    --             --

STOCKHOLDERS' EQUITY:
   Preferred stock - no par value,
      Authorized - 200,000 shares
      Issued and outstanding - no shares ..............................                    --             --
   Common stock - No par value:
      Authorized - 9,785,575 shares
      Issued and outstanding - 4,257,601 shares and 3,984,874 shares
         as of February 28, 2006 and August 31, 2005, respectively ....            17,280,483     17,130,483
   Retained deficit ...................................................           (13,724,890)   (13,148,735)
                                                                                 ------------   ------------
         Total stockholders' equity ...................................             3,555,593      3,981,748
                                                                                 ------------   ------------
Total liabilities and stockholders' equity ............................          $ 23,357,058   $ 21,216,599
                                                                                 ============   ============

                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                               ENDED                      ENDED
                                      -----------------------   ------------------------
                                       FEB. 28,     FEB. 28,      FEB. 28,     FEB. 28,
                                         2006         2005          2006         2005
                                      ----------   ----------   -----------   ----------
SALES .............................   $6,952,599   $4,981,009   $13,015,784   $9,533,560
COST OF SALES .....................    5,985,554    4,151,887    11,452,939    8,190,347
                                      ----------   ----------   -----------   ----------
   GROSS PROFIT ...................      967,045      829,122     1,562,845    1,343,213
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES ........      597,953      867,490     1,163,530    1,446,831
                                      ----------   ----------   -----------   ----------
   INCOME/(LOSS) FROM OPERATIONS ..      369,092      (38,368)      399,315     (103,618)
OTHER EXPENSE
      INTEREST EXPENSE ............      447,633      383,538       889,802      776,701
      OTHER EXPENSE ...............       56,263        5,930        85,668       12,158
                                      ----------   ----------   -----------   ----------
   TOTAL OTHER EXPENSE ............      503,896      389,468       975,470      788,859
LOSS BEFORE INCOME TAXES ..........     (134,804)    (427,836)     (576,155)    (892,477)
                                      ----------   ----------   -----------   ----------
INCOME TAXES ......................           --           --            --           --
                                      ----------   ----------   -----------   ----------
NET LOSS ..........................   $ (134,804)  $ (427,836)  $  (576,155)  $ (892,477)
                                      ==========   ==========   ===========   ==========
BASIC AND DILUTED LOSS
   PER COMMON SHARE ...............   $     (.03)  $     (.11)  $      (.14)  $     (.24)
                                      ==========   ==========   ===========   ==========
BASIC AND DILUTED
COMMON SHARES OUTSTANDING .........    4,257,601    3,774,346     4,257,601    3,774,346
                                      ==========   ==========   ===========   ==========

                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                              ENDED                       ENDED
                                                                    -------------------------   -------------------------
                                                                      FEB. 28,      FEB. 28,      FEB. 28,      FEB. 28,
                                                                        2006          2005          2006          2005
                                                                    -----------   -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .....................................................   $  (134,804)  $  (427,836)  $  (576,155)  $  (892,477)
   Adjustments to reconcile net loss to net cash
      from operating activities:
      Depreciation and amortization .............................       478,390       427,701       875,530       855,402
      (Increase) decrease in assets:
         Accounts receivable ....................................      (365,224)    6,429,427    (2,764,176)   10,146,997
         Costs in excess of billings on contracts in process ....    (1,280,720)   (1,096,106)     (152,159)   (1,902,674)
         Perishable tooling .....................................        18,487        23,110        23,287       (31,040)
         Prepaid expenses and other current assets ..............        11,961       (66,222)       83,375       (38,485)
      Increase (decrease) in liabilities:
         Accounts payable .......................................        74,384       569,558       489,140      (423,336)
         Accrued lease expense ..................................        12,513        23,292        25,026        46,584
         Accrued liabilities ....................................       150,631       116,523       158,867       235,786
         Deferred compensation ..................................            --      (166,474)           --      (166,474)
                                                                    -----------   -----------   -----------   -----------
Net cash provided by/(used in) operating activities .............   $(1,034,382)  $ 5,832,973   $(1,837,265)  $ 7,830,283
                                                                    -----------   -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease/(increase) in other assets ..........................        49,671       100,000        85,688        79,454
   Additions to property, plant and equipment ...................       (27,897)      (16,806)      (56,002)     (247,089)
                                                                    -----------   -----------   -----------   -----------
Net cash provided by/(used in) investing activities .............   $    21,774   $    83,194   $    29,686   $  (167,635)
                                                                    -----------   -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (repayments) on revolving credit line .........     1,362,017    (6,505,958)    2,465,273    (7,253,654)
   Proceeds from sale common of stock ...........................       150,000            --       150,000            --
   Deferred interest ............................................            --        44,588            --        90,500
   Principal payments on notes payable to bank ..................      (382,867)     (129,024)     (652,942)     (291,492)
                                                                    -----------   -----------   -----------   -----------
Net cash provided by/(used in) financing activities .............   $ 1,129,150    (6,590,394)  $ 1,962,331   $(7,454,646)
                                                                    -----------   -----------   -----------   -----------
NET INCREASE/(DECREASE) IN CASH .................................   $   116,542      (674,227)  $   154,752   $   208,002
CASH - Beginning of Period ......................................       277,685       883,429       239,475         1,200
                                                                    -----------   -----------   -----------   -----------
CASH - End of Period ............................................   $   394,227       209,202   $   394,227   $   209,202
                                                                    ===========   ===========   ===========   ===========

                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2006

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

In the opinion of management, the Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly such information in accordance with generally accepted accounting principles. The Financial Statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K dated November 30, 2005, for the fiscal year ended August 31, 2005.

The Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2005, the Company sustained a loss from operations of $498,282 and a net loss of $2,502,248. This loss resulted in an accumulated deficit of $13,148,735 as of August 31, 2005. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes that the revolving line of credit and the funds generated from operations, will be sufficient to cover anticipated cash needs for the foreseeable future. However, depending on the Company's level of future sales, terms of such sales, financial performance and cash flow of existing contracts such financing may not be sufficient to support operations. Therefore, the Company may be required to seek additional sources of funding.

The results of operations for the three-month and six-month periods ended February 28, 2006 may not be indicative of the results to be expected for the full year.

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

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2006

NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:

                                                             FEBRUARY 28,   AUGUST 31,
                                                                 2006          2005
                                                             ------------   ----------
Costs incurred on contracts in process under
   the percentage of completion method ...................    $13,077,110   $7,042,817
Estimated gross profit/(loss) ............................        525,000      (25,000)
                                                              -----------   ----------
   Total .................................................     13,602,110    7,017,817
Less progress payments received and progress
   billings to date ......................................     10,605,507    4,173,373
                                                              -----------   ----------
   Costs in excess of billings on contracts in process ...    $ 2,996,603   $2,844,444
                                                              ===========   ==========

Included in estimated gross profit as of February 28, 2006 and August 31, 2005, are jobs with losses accrued of $236,744 and $190,430, respectively.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following:

                                                    FEBRUARY 28,    AUGUST 31,
                     CATEGORY                           2006           2005
                     --------                       ------------   -----------
Leasehold improvements ..........................    $ 1,489,302   $ 1,489,302
Office furniture and fixtures ...................        178,019       174,524
Machinery and equipment .........................     23,147,795    23,135,344
Computer equipment and software .................      2,894,844     2,854,788
Transportation equipment ........................        109,782       109,782
                                                     -----------   -----------
   Total cost ...................................     27,819,742    27,763,740
Less Accumulated depreciation and amortization ..     17,655,175    16,860,895
                                                     -----------   -----------
   Net carrying amount ..........................    $10,164,567   $10,902,845
                                                     ===========   ===========

NOTE 4 - LONG-TERM AND SUBORDINATED DEBT

Long-term and Subordinated debt consists of the following:

                                                         FEBRUARY 28,   AUGUST 31,
                       DEBT TYPE                             2006          2005
                       ---------                         ------------   ----------
CONVERTIBLE REVOLVING NOTE
The convertible revolving working capital credit
   line is collateralized by substantially all
   assets of the Company and provides for
   borrowing, subject to certain collateral
   requirements, up to $11 million. The credit
   line is due May 17, 2008, and bears interest,
   payable monthly, at 1.25% above prime rate (as
   of February 28, 2006, an effective rate of
   8.75%)............................................     $8,700,000    $6,534,727

OVERFORMULA
The overadvance loan is payable in monthly
   installments of $191,667 commencing April 1,
   2006, plus interest at 1.25% above prime rate
   (as of February 28, 2006, an effective rate of
   8.75%), due April 1, 2007.........................      2,300,000     2,000,000

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2006

NOTE 4 - LONG-TERM DEBT - CONTINUED

                                                        FEBRUARY 28,    AUGUST 31,
                      DEBT TYPE                             2006           2005
                      ---------                         ------------   -----------
SECURED CONVERTIBLE TERM NOTE
The convertible term note is payable in monthly
   installments of $96,970, plus interest at prime
   rate plus 4%, (as of February 28, 2006, an
   effective rate of 11.5%), due May 17, 2008 .......      2,618,181     3,200,000

NOTES PAYABLE TO BANK
Subordinated note payable to bank, payable in
   monthly installments of $31,000, including
   interest at 11%, due January 1, 2008 .............        940,871     1,008,124

OTHER
Other ...............................................          8,834        12,704
                                                         -----------   -----------
   Total long-term and subordinated debt ............     14,567,886    12,755,555
                                                         -----------   -----------
   Less: unamortized debt discount ..................        516,750       598,000
   Less: current portion of long-term debt and
      unamortized debt discount .....................      3,199,645     3,287,510
                                                         -----------   -----------
      Long-term and subordinated debt, net of
         unamortized discount .......................    $10,851,491   $ 8,870,045
                                                         ===========   ===========

On December 9, 2005, the Company agreed to convert $150,000 of principal of its Convertible Term Note into 272,727 shares of common stock at a conversion rate of $.55 per share. Under such conversion, the Company was not required to pay the Convertible Term Note monthly installment for January 2006 ($96,970) with the balance ($53,030) being applied towards the February payment.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's unaudited Statement of Operations as a percentage of sales.

                                                 For The Three Months    For The Six Months
                                                         Ended                 Ended
                                                 --------------------   -------------------
                                                  Feb. 28,   Feb. 28,   Feb. 28,   Feb. 28,
                                                    2006       2005       2006       2005
                                                  --------   --------   --------   --------
SALES ........................................     100.0%     100.0%     100.0%     100.0%
COST OF SALES ................................      86.1%      83.4%      88.0%      85.9%
                                                   -----      -----      -----      -----
   GROSS PROFIT ..............................      13.9%      16.6%      12.0%      14.1%
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ..       8.6%      17.4%       8.9%      15.2%
                                                   -----      -----      -----      -----
   INCOME/(LOSS) FROM OPERATIONS .............       5.3%      (0.8%)      3.1%      (1.1%)
OTHER EXPENSE
   INTEREST EXPENSE ..........................       6.4%       7.7%       6.8%       8.2%
   OTHER EXPENSE .............................       0.8%       0.1%       0.7%       0.1%
                                                   -----      -----      -----      -----
TOTAL INTEREST AND OTHER EXPENSE .............       7.2%       7.8%       7.5%       8.3%
LOSS BEFORE INCOME TAXES .....................      (1.9%)     (8.6%)     (4.4%)     (9.4%)
INCOME TAXES .................................        --         --         --         --
                                                   -----      -----      -----      -----
   NET LOSS ..................................      (1.9%)     (8.6%)     (4.4%)     (9.4%)
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

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2006 TO THE THREE MONTHS ENDED FEBRUARY 28, 2005.

REVENUES - Revenues for the three months ended February 28, 2006 totaled $6.9 million as compared to $5.0 million for the three months ended February 28, 2005, an increase of $1.9 million or 38%. This was a result of the Company beginning the second quarter of 2006 with a contract backlog of $12.9 million as compared to a $4.6 million contract backlog in 2005, an increase of 180%. This increased backlog resulted in the Company experiencing a 12% increase in direct labor hours during the second quarter of 2006, as compared to 2005, resulting in an increase in second quarter revenues.

The Company's backlog of awarded contracts, which are all believed to be firm, was approximately $11.2 million and $10.1 million as of February 28, 2006 and February 28, 2005 respectively. The Company expects all backlog contracts to be reflected in sales during fiscal years ending August 31, 2006 and 2007.

COST OF SALES - Cost of goods sold increased from $4.2 million for the second quarter of fiscal 2005 to $6.0 million for 2006 and, as a percent of sales, increased from 83.4% for 2005 to 86.1% for 2006. Direct costs (materials and labor) increased by $1.7 million, from $1.9 million for 2005 to $3.6 million for 2006. Engineering expense increased by $24,000 from $515,000 for 2005 to $539,000 for 2006. Lastly, of the cost of goods sold, manufacturing overhead increased by $118,000 from $1.7 million for 2005 to $1.8 million for 2006. Additional details of these changes in cost of sales for the second quarter of fiscal 2005 and 2006 are as follows:

     - Direct materials expense increased from $0.5 million for 2005 to $1.3 million for 2006 and as a percent of sales from 9.2% to 18.2%. This was largely due to higher contract volume requirements and backlog mix during 2006 as compared to 2005. Outside services expense increased from $0.2 million for 2005 to $0.9 million for 2006 and as a percent of sales from 3.6% to 13.0%. This was largely due to the Company incurring expenses related to its outsourced revenue during the second quarter of 2006. The balance of the outside services expense decrease was due to higher sales volumes and corresponding increases in outsourcing certain machining, die patterns, laser cutting and heat treat.

     - Direct labor expense increased from $1.3 million for 2005 to $1.5 million for 2006. However, as a percent of sales, direct labor decreased from 26.4% to 21.3%. This change was a result of the Company incurring a 12% increase in direct labor hours, from 65,000 hours in 2005 to 73,000 in 2006. Of the total direct labor expense, regular or straight time increased by $77,000 however as a percent of sales, decreased from 16.6% for 2005 to 13.0% for 2006. Overtime expense increased from $485,000 for 2005 to $566,000 for 2006, however as a percent of sales, decreased from 9.7% for 2005 to 8.2% for 2006.

     - Engineering expense increased from $515,000, 10.3% of sales, for 2005 to $539,000, 7.8% of sales, for 2006. This was due to the Company's increased awarded contract backlog and the resulting increase in the number of engineering personnel necessary to fulfill the design and project management portions of the Company's current backlog.

     - Manufacturing overhead was $1.7 million or 33.8% of sales for 2005 as compared to $1.8 million or 25.9% of sales for 2006. During 2006, increases in manufacturing overhead were largely due to a $59,000 increase in manufacturing supplies expense, a $41,000 increase in perishable tooling expense, a $23,000 increase in utilities expense, a $19,000 increase in supervisor salaries expense, $19,000 in medical insurance expense and a $11,000 increase in machinery repairs and maintenance expense. These were offset by a decrease of $30,000 in depreciation expense and $29,000 in indirect labor expense. The increase of approximately 7.0% of manufacturing overhead was largely due to the increase in sales volumes.

SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense decreased from $867,000 for the second quarter of 2005 to $598,000 for 2006. As a percent of sales, selling and administrative expense decreased from 17.4% for 2005 to 8.6% for 2006. This decrease was a result of higher sales volume and decreases in certain professional advisory fees. The largest selling and administrative expense increases included $45,000 public company expenses, $33,000 in director fees expenses and $20,000 in the State of Michigan Single Business tax. These increases were offset by decreases including $364,000 in professional and legal fees expense and $7,000 in insurance expense.

The decrease in professional and legal expenses related to the Company's former primary lender requiring the Company to retain the services of a consulting company and the lender's legal counsel at the Company's expense during the second quarter of 2005. During the second quarter of 2005, such expenses totaled approximately $303,000.

INTEREST EXPENSE. Interest expense increased from $384,000 for the second quarter of 2005, to $448,000 for 2006. This increase was largely due to the Company's increased debt levels during the second quarter of 2006 as compared to 2005. For the second quarter of 2006, the Company utilized $1.0 million of cash in operating activities (financed with borrowings on revolving line of credit) as compared to generating cash of $5.8 million in 2005 (utilized to reduce revolving line of credit).

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 2006 TO THE SIX MONTHS ENDED FEBRUARY 28, 2005.

REVENUES - Revenues for the six months ended February 28, 2006 totaled $13.7 million as compared to $9.5 million for the six months ended February 28, 2005, an increase of 44%. This was a result of the Company beginning fiscal 2006 with a contract backlog of $13.7 million as compared to $2.4 million in 2005, an increase of 471%. This increased backlog resulted in the Company incurring approximately 146,000 shop floor hours in 2006 as compared to 126,000 during the same period of 2005, an increase of 20,000 hours or 16%.

COST OF SALES - Cost of goods sold increased from $8.2 million for the six months ended February 28, 2005 to $11.5 million for the six months ended February 28, 2006, as a percent of sales, cost of goods sold increased from 85.9% for 2005 to 88.0% for 2006. Direct costs (materials and labor) increased by $3.0 million, from $3.9 million for 2005 to $6.9 million for 2006. Engineering expense increased by $110,000 from $1.0 million for 2005 to $1.1 million for 2006. Lastly, of the cost of goods sold, manufacturing overhead increased by $172,000 from $3.3 million for 2005 to $3.5 million for 2006. Additional details of these changes in cost of sales for the six months ended February 28, 2005 and February 28, 2006 are as follows:

     - Direct materials expense increased from $0.9 million to $2.6 million for the first two quarters of 2005 and 2006, respectively. The increase in direct materials was a result of increased contract backlog and revenues in 2006. Outside services expense increased from $0.4 million for 2005 to $1.5 million for 2006 and as a percent of sales from 4.6% to 11.5%. The increase in outside services is a result of the Company placing or subcontracting certain construction portions of contracts to other suppliers.

     - Direct labor expense increased from $2.6 million for 2005 to $2.8 million for 2006 however, as a percent of sales, direct labor expense decreased from 27.0% to 21.5%. This change was a result of the Company incurring a 16% increase in direct labor hours, from 126,000 hours in 2005 to 146,000 in 2006. Of the total direct labor expense, regular or straight time increased by $130,000 however, as a percent of sales, it decreased from 17.0% for 2005 to 13.5% for 2006. Overtime expense increased from $953,000 for 2005 to $1,040,000 for 2006, as a percent of sales, decreasing from 10.0% for 2005 to 8.0% for 2006.

     - Engineering expense increased from $1.0 million, 10.2% of sales, for 2005 to $1.1 million, 8.3% of sales, for 2006. This increase was due to the Company increasing the level of engineering personnel staffing required to fulfill the design and project management portions of contracts.

     - Manufacturing overhead was $3.3 million or 27.0% of sales for 2005 as compared to $3.5 million or 27.0% of sales for 2006. During 2006, increases in manufacturing overhead were largely due to a $93,000 increase in manufacturing supplies expense, a $41,000 increase in supervisor salaries expense, a $31,000 increase in perishable tooling expense, a $29,000 increase in medical insurance premiums and a $26,000 increase in utilities expense. These increases were offset by a $62,000 decrease in depreciation expense.

SELLING AND ADMINISTRATIVE EXPENSE - Selling and administrative expense decreased from $1,447,000 for the first two quarters of 2005 to $1,163,000 for 2006. As a percent of sales, selling and administrative expense decreased from 15.2% for 2005 to 8.9% for 2006. During 2006, increases in selling and administrative expense were largely due to a $86,000 increase in public company expenses, a $40,000 increase in the State of Michigan Single Business tax and a $38,000 increase in director fees expense. These increases were offset by a $382,000 decrease in legal and professional expenses, a $34,000 decrease in travel expenses, $20,000 decrease in supervisor salaries expense and a $14,000 decrease in bad debt expense.

The decrease in professional and legal expenses related to the Company's former primary lender requiring the Company to retain the services of a consulting company and the lender's legal counsel at the Company's expense during the first half of 2005. During the first two quarters of 2005, such expenses totaled approximately $353,000.

INTEREST EXPENSE - Interest expense increased from $777,000 for 2005 to $890,000 for 2006. This increase was largely due to the Company's increased debt levels during the first two quarters of 2006 as compared to 2005. For the first two quarters of 2006, the Company utilized $1.8 million of cash in operating activities (financed with borrowings on revolving line of credit) as compared to generating cash of $7.8 million in 2005 (utilized to reduce revolving line of credit).

FEDERAL INCOME TAXES - For the six months ended February 28, 2006, the Company recorded a valuation allowance of approximately $196,000 to reduce its deferred tax assets resulting from income tax benefit. For the three months ended February 28, 2006, the Company recorded an increase in the deferred tax asset valuation allowance of approximately $46,000 to offset the income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES - During the six month period ended February 28, 2006, the Company's cash used in operating activities was $1.8 million. This largely resulted from an increase of $2.8 million in account receivables and a $648,000 increase in accounts payable and accrued liabilities. From investing activities, the Company incurred a decrease in other assets of $86,000 and utilized $56,000 for additions to property, plant and equipment. The Company financed its increase in working capital requirements with $2.5 million of borrowings on its revolving line of credit, net of $653,000 utilized to reduce other debt (of which $150,000 was term debt, which was converted to common stock).

The Company believes that the revolving line of credit and the funds generated from operations, will be sufficient to cover anticipated cash needs for the foreseeable future. However, depending on the Company's level of future sales, terms of such sales, financial performance and cash flow of existing contracts, such financing may not be sufficient to support operations. Therefore, the Company may be required to seek additional sources of funding.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following table provides information on the Company's debts that are sensitive to changes in interest rates.

                                                                                 AMOUNT
AS OF FEBRUARY 28, 2006:                                                      OUTSTANDING   MATURITY DATE
------------------------                                                      -----------   -------------
CONVERTIBLE REVOLVING NOTE:
Variable rate revolving credit line at an interest rate of prime
   rate plus 1.25% (as of February 28, 2006, an effective rate of 8.75%)...    $8,700,000   May 17, 2008

SECURED CONVERTIBLE TERM NOTE:
At an interest rate of prime plus 4.00% (as of February 28, 2006, an
   effective rate of 8.75%)................................................    $2,618,181   May 17, 2008

OVERFORMULA:
At an interest rate of prime plus 1.25% (as of February 28, 2006, an
   effective rate of 11.5%)................................................    $2,300,000   April 1, 2007

The Company is exposed to market risk from changes in interest rates on its debt obligations. The Company does not currently use any derivative financial instruments to manage its interest rate risk

ITEM 4. CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The Company faces a number of significant risks and uncertainties in connection with its operations. The Company's results of operations and financial condition could be materially affected by the factors described below. While each risk is described separately, some risks are inter-related and it is possible that certain risks could trigger the applicability of other risks described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us may also impair our operations and business.

If we do not successfully address any of the risks described below, there could be a material adverse effect on our financial condition, operating results and business, and the trading price of our common stock may decline. We cannot assure you that we will successfully address these risks.

WE HAVE A HISTORY OF OPERATING LOSSES, ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE AND MAY NEVER BECOME PROFITABLE.

For the fiscal year ending August 31, 2005, we had an operating loss of approximately $2,502,000. For each of the quarterly periods ending November 30, 2005 and May 31, 2006, we had operating losses of approximately $441,000 and $135,000, respectively.

The report of the Company's auditors with respect to their examination of the Company's financial statements for the year ended August 31, 2005 contains an explanatory paragraph relating to the preparation of the Company's financial statements on a "going concern" basis, and states that, the Company was not in compliance with its loan agreements, has suffered recurring losses from operations and has a retained deficit, that raise a substantial doubt about the Company's ability to continue as a going concern. At August 31, 2005 and May 31,2006, we had an accumulated deficit of approximately $13,149,000 and $13,725,000, respectively. While our management has addressed the conditions which have left substantial doubt about our ability to continue as a going concern, there is no certainty that we will be successful in implementing any of the plans of management to restore us to profitability or to otherwise ensure that we will be able to continue as a going concern.

SHAREHOLDERS MAY SUFFER DILUTION FROM THE EXERCISE OF EXISTING OPTIONS, WARRANTS AND CONVERSION RIGHTS.

Our common stock may become diluted if warrants and options to purchase our common stock are exercised or additional shares are issued upon conversion pursuant to conversion rights by the Company's Senior Lender, Laurus Master Fund, Ltd. ("Laurus"). The number of shares of our common stock that can currently be purchased upon exercise of warrants is 10,000, upon exercise of options is 831,000 (650,000 of these options are those granted to Laurus) and pursuant to conversion rights is 3,132,531. Under the terms of our Agreements with Laurus, the number of shares to be obtained upon exercise of options or pursuant to conversion rights held by Laurus cannot exceed the number of shares that, when combined with all other shares of common stock and securities then owned by Laurus, would result in Laurus owning more than 4.99% of our outstanding common stock at any given point of time (or 19.99% in the event that such limitation is suspended upon the occurrence of an "event of default" under any of the Agreements or any other transaction agreements).

These shares, as well as the eligibility for additional restricted shares to be sold in the future, either pursuant to future registrations under the Securities Act, or an exemption such as Rule 144 under the Securities Act, may have a dilutive effect on the market price of our common stock.

THE INABILITY TO OBTAIN NECESSARY ADDITIONAL CAPITAL IN THE FUTURE ON ACCEPTABLE TERMS COULD DELAY US FROM EXECUTING OUR BUSINESS PLAN OR PREVENT US FROM DOING SO ENTIRELY.

We expect to need additional capital in the future to fund our operations, finance investments in equipment and corporate infrastructure, expand our domestic and global sub-supplier network, increase the range of services we offer and respond to competitive pressures and perceived opportunities. Cash flow from operations and cash on hand may not be sufficient to cover our operating expenses and capital investment needs. We cannot assure you that additional financing will be available on terms acceptable to us, if at all. A failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to grow or maintain our operations. Increases in business can temporarily reduce our working capital due to cash flow lags.

If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs. The failure to obtain additional financing when required could result in us being unable to grow as required to maintain profitable operations.

WE HAVE SIGNIFICANT OUTSTANDING INDEBTEDNESS AND DEBT SERVICE OBLIGATIONS.

In order to finance our operations we have incurred indebtedness. Our credit facility with Laurus is secured by substantially all of our assets. In addition to certain limited financial covenants, our credit facility restricts our ability to incur additional indebtedness or to pledge our assets. As of February 28, 2006, we are in compliance with all of the terms of our credit facility with Laurus. There can be no assurance, however, that we will be able to comply with the terms of this credit facility in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 9 for additional information on our outstanding indebtedness.

Our business is subject to all of the risks associated with substantial leverage, including the risk that available cash may not be adequate to make required payments. Our ability to satisfy outstanding debt obligations from cash flow will be dependent upon our future performance and will be subject to financial, business and other factors, many of which will be beyond our control. In the event that we do not have sufficient cash resources to satisfy our repayment obligations, we would be in default, which would have a material adverse effect on our business. To the extent that we are required to use cash resources to satisfy interest payments to the holders of outstanding debt obligations, we will have fewer resources available for other purposes. There is no assurance that we will not increase our leverage in the future, whether as a result of operational or financial performance, acquisition or otherwise.

OUR REVENUE WOULD DECLINE SIGNIFICANTLY IF WE LOSE ONE OR MORE OF OUR MOST SIGNIFICANT CUSTOMERS WHICH COULD HAVE A SIGNIFICANT ADVERSE IMPACT ON US.

A significant portion of our revenues are concentrated among a few large customers. For the year ended August 31, 2005, our largest customer represented approximately $3.4 million or 18% of total revenue, while the next three largest customers represented approximately $4.8 million or 25% of total revenue. Our three largest customers represented 84% and 63% of total revenue for each of the fiscal years ended 2005 and 2004, respectively. For the three and six months ended February 28, 2006, our three largest customers represented approximately 58% and 52%, respectively, of total revenues. The loss of any of the foregoing customers could have a significant adverse impact on us.

THERE IS NO ASSURANCE THAT WE WILL REMAIN LISTED ON AN ACTIVE TRADING MARKET.

Although our common stock is quoted on the American Stock Exchange ("Amex"), there can be no assurance that we will, in the future, be able to meet all the requirements for continued quotation thereon. Amex recently approved a plan submitted by the Company to regain compliance with its continued listing requirements by August 9, 2007. Although the Company believes it can achieve its plan, there can be no assurance that it can successfully do so. In the absence of an active trading market or if our common stock cannot be traded on the American Stock Exchange, our common stock could instead be traded on the Electronic Bulletin Board or in the Pink Sheets. In such event, the liquidity and stock price in the secondary market may be adversely affected. In addition, in the event our common stock was delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock.

OUR STOCK PRICE IS VOLATILE.

Our stock price, like that of other small cap companies, is subject to significant volatility because of factors such as quarterly variations in our operating results, changes in revenue or earnings estimates by the investment community and speculation in the press or investment community. In addition, our stock price is affected by unfavorable global economic and market conditions. If such conditions deteriorate, our stock price could decline.

WE DEPEND ON OUR SENIOR MANAGEMENT, THE LOSS OF WHOM WOULD HAVE AN ADVERSE IMPACT ON US.

We presently are dependent upon the executive abilities of our President and Chief Executive Officer, Kenneth K. Rieth, our Chief Financial Officer, Peter C. Canepa, and our other executive officers. Our business and operations to date chiefly have been implemented under the direction of these individuals, who presently are, and in the future will be, responsible for the implementation of our anticipated plans and programs. The loss or unavailability of the services of one or more of our principal executives would have an adverse effect on us. Given our present financial condition, we may encounter difficulty in our ability to recruit and ultimately hire any replacement or additional executive officers having similar background, experience and qualifications as those of our current executive officers.

THE MARKETS SERVED BY US ARE HIGHLY CYCLICAL AND OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED AS A RESULT OF GENERAL ECONOMIC AND MARKET CONDITIONS.

We are subject to the effects of general global economic and market conditions. The automotive industry is highly cyclical and dependent on consumer spending. Economic factors adversely affecting automotive production and consumer spending could adversely impact our business. If economic and market conditions deteriorate, our business, results of operations or financial condition could be materially adversely affected. An economic downturn may also impact substantially leveraged companies, such as ourselves, more than similarly situated companies with less leverage.

LABOR INTERRUPTIONS COULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

Within the automotive supply industry substantially all of the hourly employees of the OEMs and many Tier I suppliers are represented by labor unions, and work pursuant to collective bargaining agreements. The failure of any of our significant customers to reach agreement with a labor union on a timely basis, resulting in either a work stoppage or strike, could have an adverse impact on our business.

OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED AS A RESULT OF WAR OR ACTS OF TERRORISM.

Terrorist acts or acts of war may cause damage or disruption to our employees, facilities, customers and partners, which could have a material adverse effect on our business, results of operations or financial condition. Such conflicts may also cause damage or disruption to transportation and communication systems and to our ability to manage logistics in such an environment, including receipt of materials and distribution of products.

WE ARE SUBJECT TO ENVIRONMENTAL REGULATION WHICH COULD HAVE AN ADVERSE IMPACT ON US.

We are subject to the requirements of federal, state and local environmental and occupational health and safety laws and regulations. Although we have made and will continue to make expenditures to comply with environmental requirements, these requirements are constantly evolving, and it is impossible to predict whether compliance with these laws and regulations may have a material adverse effect on us in the future. If a release of hazardous substances occurs on or from our property or from any of our disposals at offsite disposal locations, or if contamination is discovered at any or our current or former properties, we may be held liable, and the amount of such liability could be material.

ITEM 5. OTHER INFORMATION

The Company recently reported a number of matters relating to its change in certifying accountant and compliance with the continued listing requirements of the Amex. Such matters were disclosed on Form 8-K below and are incorporated by reference.

Form 8-K filed on January 13, 2006    Item 4.01   Changes in Registrant's Certifying Accountant
Form 8-K filed on February 10, 2006   Item 3.01   Notice of Delisting or Failure to Satisfy a Continued
                                                  Listing Rule or Standard
Form 8-K filed on February 14, 2006   Item 4.01   Changes in Registrant's Certifying Accountant
Form 8-K filed on April 10, 2006      Item 3.01   Notice of Delisting or Failure to Satisfy a Continued
                                                  Listing Rule or Standard

ITEM 6. EXHIBITS

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

Date: April 14, 2006

                                        Riviera Tool Company


                                        /s/ Kenneth K. Rieth
                                        ----------------------------------------
                                        Kenneth K. Rieth
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


                                        /s/ Peter C. Canepa
                                        ----------------------------------------
                                        Peter C. Canepa
                                        Chief Financial Officer, Treasurer and
                                        Secretary (Principal Financial and
                                        Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                          EXHIBIT DESCRIPTION
-----------                          -------------------
    31.1      Written Statement of the Chief Executive Officer Pursuant to 18
              U.S.C. Section 1350 Sec. 302

    31.2      Written Statement of the Chief Financial Officer Pursuant to 18
              U.S.C. Section 1350 Sec. 302

      32      Written Statement of the Chief Executive Officer and Chief
              Financial Officer Pursuant to 18 U.S.C. Section 1350 Sec. 906