Form 10-Q
period 2006-05-31
RIVIERA TOOL CO
filed 2006-07-17
CIK 1018349

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ___________________

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

There were 4,257,601 shares of the Registrant's common stock outstanding as of July 14, 2006.

                                     PART I
                              FINANCIAL INFORMATION
                                      INDEX

                                                                        Page No.
                                                                        --------
Item 1.  Condensed Financial Statements

         Condensed Balance Sheets as of May 31, 2006 and
         August 31, 2005.............................................       3

         Condensed Statements of Operations for the Three Months and
         Nine Months Ended May 31, 2006 and May 31, 2005.............       4

         Condensed Statements of Cash Flows for the Three Months and
         Nine Months Ended May 31, 2006 and May 31, 2005.............       5

         Notes to Condensed Financial Statements.....................       6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................       9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..      13

Item 4.  Controls and Procedures.....................................      13

                                     PART II
                                OTHER INFORMATION
                                      INDEX

Item 1A. Risk Factors................................................      14

Item 5.  Other Information...........................................      17

Item 6.  Exhibits....................................................      17

         Signatures..................................................      17

         Certifications

         Exhibits

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS

                                                                     MAY 31,      AUGUST 31,
                                                                      2006           2005
                                                           NOTE    (UNAUDITED)     (AUDITED)
                                                           ----   ------------   ------------
                         ASSETS

CURRENT ASSETS
   Cash.................................................          $     18,900   $    239,475
   Accounts receivable, net.............................             9,036,878      5,232,138
   Costs in excess of billings on contracts in process..     2       2,926,447      2,844,444
   Inventories..........................................               236,437        236,437
   Prepaid expenses and other current assets............               391,587        453,597
                                                                  ------------   ------------
         Total current assets...........................            12,610,249      9,006,091
PROPERTY, PLANT AND EQUIPMENT, NET......................     3       9,822,687     10,902,845
PERISHABLE TOOLING......................................               610,016        708,319
OTHER ASSETS............................................               463,986        599,344
                                                                  ------------   ------------
         Total assets...................................          $ 23,506,938   $ 21,216,599
                                                                  ============   ============
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt.....................    4    $  3,436,496   $  3,287,510
   Accounts payable......................................            4,492,764      3,517,578
   Accrued liabilities...................................              790,046        661,833
                                                                  ------------   ------------
         Total current liabilities......................             8,719,306      7,466,921
LONG-TERM AND SUBORDINATED DEBT, NET OF
   UNAMORTIZED DISCOUNT.................................     4      10,242,865      8,870,045
ACCRUED LEASE EXPENSE...................................               970,784        897,885
                                                                  ------------   ------------
         Total liabilities..............................            19,932,955     17,234,851
                                                                  ------------   ------------
PREFERRED STOCK - no par value, $100 mandatory
   redemption value:
   Authorized - 5,000 shares Issued and outstanding -
      no shares.........................................                    --             --

STOCKHOLDERS' EQUITY:
   Preferred stock - no par value, Authorized - 200,000
      shares Issued and outstanding - no shares.........                    --             --
   Common stock - No par value:
      Authorized - 9,785,575 shares Issued and
         outstanding - 4,257,601 shares and 3,984,874
         shares as of May 31, 2006 and August 31, 2005,
         respectively...................................            17,280,483     17,130,483
   Retained deficit.....................................           (13,706,500)   (13,148,735)
                                                                  ------------   ------------
         Total stockholders' equity.....................             3,573,983      3,981,748
                                                                  ------------   ------------
Total liabilities and stockholders' equity..............          $ 23,506,938   $ 21,216,599
                                                                  ============   ============

                   See notes to condensed financial statements

                              RIVIERA TOOL COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                ENDED                      ENDED
                                       -----------------------   -------------------------
                                         MAY 31,      MAY 31,      MAY 31,       MAY 31,
                                          2006         2005          2006          2005
                                       ----------   ----------   -----------   -----------
SALES ..............................   $6,136,378   $4,687,278   $19,152,162   $14,220,838
COST OF SALES ......................    4,957,607    4,106,830    16,410,546    12,297,177
                                       ----------   ----------   -----------   -----------
   GROSS PROFIT ....................    1,178,771      580,448     2,741,616     1,923,661
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES .........      670,472      660,103     1,834,002     2,106,934
                                       ----------   ----------   -----------   -----------
   INCOME/(LOSS) FROM OPERATIONS ...      508,299      (79,655)      907,614      (183,273)
OTHER EXPENSE
      INTEREST EXPENSE .............      431,408      391,737     1,321,210     1,139,822
      OTHER EXPENSE ................       58,500      304,424       144,168       345,198
                                       ----------   ----------   -----------   -----------
   TOTAL OTHER EXPENSE .............      489,908      696,161     1,465,378     1,485,020
INCOME/(LOSS) BEFORE INCOME TAXES ..       18,391     (775,816)     (557,764)   (1,668,293)
                                       ----------   ----------   -----------   -----------
INCOME TAXES .......................           --           --            --            --
                                       ----------   ----------   -----------   -----------
NET INCOME/(LOSS) ..................   $   18,391   $ (775,816)  $  (557,764)  $(1,668,293)
                                       ==========   ==========   ===========   ===========
BASIC AND DILUTED INCOME/(LOSS)
   PER COMMON SHARE ................   $       --   $     (.20)  $      (.13)  $      (.44)
                                       ==========   ==========   ===========   ===========
WEIGHTED-AVERAGE BASIC AND DILUTED
   COMMON SHARES OUTSTANDING .......    4,257,601    3,807,527     4,152,706     3,785,569
                                       ==========   ==========   ===========   ===========

                   See notes to condensed financial statements

                              RIVIERA TOOL COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                                           ENDED                      ENDED
                                                                  -------------------------   -------------------------
                                                                    MAY 31,       MAY 31,       MAY 31,       MAY 31,
                                                                      2006          2005          2006          2005
                                                                  -----------   -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income/(loss) ..........................................   $    18,390   $  (775,816)  $  (557,764)  $(1,668,293)
   Adjustments to reconcile net income/(loss) to net cash From operating activities:
      Depreciation and amortization ...........................       471,489       427,701     1,414,467     1,283,103
      (Increase) decrease in assets:
         Accounts receivable ..................................    (1,040,564)      311,319    (3,804,740)   10,458,316
         Costs in excess of billings on contracts in process ..        70,156      (833,342)      (82,003)   (2,736,016)
         Perishable tooling ...................................        75,016        23,614        98,303        (7,426)
         Prepaid expenses and other current assets ............       (21,365)      337,272        62,010       298,787
      Increase (decrease) in liabilities:
         Accounts payable .....................................       486,046      (617,115)      975,186    (1,040,451)
         Accrued lease expense ................................        47,873        23,292        72,899        69,876
         Accrued liabilities ..................................       (30,654)           67       128,213       326,353
         Deferred compensation ................................            --            --            --      (166,474)
                                                                  -----------   -----------   -----------   -----------
Net cash provided by/(used in) operating activities ...........   $    76,387   $(1,103,008)  $(1,693,429)  $ 6,817,775
                                                                  -----------   -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease/(increase) in other assets ........................        49,670       (55,163)      135,358        24,291
   Deletions/(additions) to property, plant and equipment .....       (55,260)       (7,074)     (111,262)     (254,163)
                                                                  -----------   -----------   -----------   -----------
Net cash provided by/(used in) investing activities ...........   $    (5,590)  $   (62,237)  $    24,096   $  (229,872)
                                                                  -----------   -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (repayments) on revolving credit line .......        69,750            --     2,395,523            --
   Proceeds from sale common of stock .........................            --         3,158       150,000         3,158
   Deferred interest ..........................................            --      (141,500)           --      (141,500)
   Principal payments on notes payable/overformula ............      (375,327)           --    (1,090,912)      (42,300)
   Proceeds from issuance of convertible debt .................            --     3,200,000            --     3,200,000
   Proceeds from issuance of convertible revolving note .......            --     4,031,127            --     4,031,127
   Proceeds from overformula note .............................            --     2,000,000            --     2,000,000
   Debt issuance costs ........................................            --      (579,491)           --      (579,491)
   Repayments of bank revolving note ..........................            --    (2,595,878)           --    (9,849,532)
   Repayments of bank term debt ...............................            --    (1,589,777)           --    (1,835,100)
   Repayments of subordinated debt ............................            --    (3,000,000)           --    (3,000,000)
   Decrease of capital lease ..................................        (1,983)       (1,984)       (5,853)       (5,853)
                                                                  -----------   -----------   -----------   -----------
Net cash provided by/(used in) financing activities ...........   $  (446,124)  $ 1,325,655   $ 1,448,758   $(6,219,491)
                                                                  -----------   -----------   -----------   -----------
NET INCREASE/(DECREASE) IN CASH ...............................   $  (375,327)  $   160,410   $  (220,575)  $   368,412
CASH - Beginning of Period ....................................       394,227       209,202       239,475         1,200
                                                                  -----------   -----------   -----------   -----------
CASH - End of Period ..........................................   $    18,900   $   369,612   $    18,900   $   369,612
                                                                  ===========   ===========   ===========   ===========

                   See notes to condensed financial statements

                              RIVIERA TOOL COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  MAY 31, 2006

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements (the "Financial Statements") of Riviera Tool Company (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the Financial Statements do not include all the information and footnotes normally included in the annual financial statements prepared in accordance with generally accepted accounting principles.

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

The Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2005, the Company sustained a loss from operations of $498,282 and a net loss of $2,502,248. This loss resulted in an accumulated deficit of $13,148,735 as of August 31, 2005. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern. For the three-month and nine-month periods ended May 31, 2006, the Company had net income of $18,390 and a net loss of $557,764, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The results of operations for the three-month and nine-month periods ended May 31, 2006 may not be indicative of the results to be expected for the full year.

NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:

                                                              MAY 31,     AUGUST 31,
                                                                2006         2005
                                                            -----------   ----------
Costs incurred on contracts in process under the
   percentage of completion method ......................   $12,995,257   $7,042,817
Estimated gross profit/(loss) ...........................       444,000      (25,000)
                                                            -----------   ----------
   Total ................................................    13,439,257    7,017,817
Less progress payments received and progress billings
   to date ..............................................    10,512,810    4,173,373
                                                            -----------   ----------
   Costs in excess of billings on contracts in process ..   $ 2,926,447   $2,844,444
                                                            ===========   ==========

Included in estimated gross profit as of May 31, 2006 and August 31, 2005, are jobs with losses accrued of $659,516 and $190,430, respectively.

                              RIVIERA TOOL COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  MAY 31, 2006

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

                                                      MAY 31,      AUGUST 31,
CATEGORY                                                2006          2005
--------                                            -----------   -----------
Leasehold improvements ..........................   $ 1,923,740   $ 1,489,302
Office furniture and fixtures ...................        99,931       174,524
Machinery and equipment .........................    21,109,657    23,135,344
Computer equipment and software .................     1,255,233     2,854,788
Transportation equipment ........................       102,036       109,782
                                                    -----------   -----------
   Total cost ...................................    24,490,597    27,763,740
Less Accumulated depreciation and amortization ..    14,667,910    16,860,895
                                                    -----------   -----------
   Net carrying amount ..........................   $ 9,822,687   $10,902,845
                                                    ===========   ===========

NOTE 4 - LONG-TERM AND SUBORDINATED DEBT

Long-term and Subordinated debt consists of the following:

                                                         MAY 31,      AUGUST 31,
DEBT TYPE                                                  2006          2005
---------                                              -----------   -----------
CONVERTIBLE REVOLVING NOTE
The convertible revolving working capital credit
   line is collateralized by substantially all
   assets of the Company and provides for
   borrowings, subject to certain collateral
   requirements, up to $11 million. The credit line
   is due May 17, 2008, and bears interest, payable
   monthly, at 1.25% above prime rate (as of May 31,
   2006, an effective rate of 9.25%)................    $8,930,250    $6,534,727

OVERFORMULA
The overadvance loan is payable in monthly
   installments of $191,667 commencing April 1,
   2006, plus interest at 1.25% above prime rate (as
   of May 31, 2006, an effective rate of 9.25%), due
   April 1, 2007....................................     2,000,000     2,000,000

SECURED CONVERTIBLE TERM NOTE
The convertible term note is payable in monthly
   installments of $96,970, plus interest at prime
   rate plus 4%, (as of May 31, 2006, an effective
   rate of 12%), due May 17, 2008...................     2,327,273     3,200,000

                              RIVIERA TOOL COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  MAY 31, 2006

NOTE 4 - LONG-TERM AND SUBORDINATED DEBT - CONTINUED

                                                         MAY 31,      AUGUST 31,
DEBT TYPE                                                  2006          2005
---------                                              -----------   -----------
NOTES PAYABLE TO BANK
Subordinated note payable to bank, payable in
   monthly installments of $31,000, including
   interest at 11%, due January 1, 2008.............       873,237     1,008,124

OTHER
Other...............................................         6,851        12,704
                                                       -----------   -----------
   Total long-term and subordinated debt............    14,137,611    12,755,555
                                                       -----------   -----------
   Less: unamortized debt discount..................       458,250       598,000
   Less: current portion of long-term debt and
      unamortized debt discount.....................     3,436,496     3,287,510
                                                       -----------   -----------
   Long-term and subordinated debt, net of
      unamortized discount..........................   $10,242,865   $ 8,870,045
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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the components of the Company's unaudited Statement of Operations as a percentage of sales.

                                                   For The Three        For The Nine
                                                    Months Ended        Months Ended
                                                 -----------------   -----------------
                                                 May 31,   May 31,   May 31,   May 31,
                                                   2006      2005      2006      2005
                                                 -------   -------   -------   -------
SALES ........................................    100.0%   100.0%    100.0%    100.0%
COST OF SALES ................................     80.8%    87.6%     85.7%     86.5%
                                                  -----    -----     -----     -----
   GROSS PROFIT ..............................     19.2%    12.4%     14.3%     13.5%
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ..     10.9%    14.1%      9.6%     14.8%
                                                  -----    -----     -----     -----
   INCOME/(LOSS) FROM OPERATIONS .............      8.3%    (1.7%)     4.7%     (1.3%)

OTHER EXPENSE
   INTEREST EXPENSE ..........................      7.0%     7.5%      6.9%      7.9%
   OTHER EXPENSE .............................      1.0%     7.4%      0.8%      2.5%
                                                  -----    -----     -----     -----
TOTAL INTEREST AND OTHER EXPENSE .............      8.0%    14.9%      7.7%     10.4%
INCOME/(LOSS) BEFORE INCOME TAXES ............      0.3%   (16.6%)    (3.0%)   (11.7%)
INCOME TAXES .................................       --       --        --        --
                                                  -----    -----     -----     -----
   NET INCOME/(LOSS) .........................      0.3%   (16.6%)    (3.0%)   (11.7%)
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

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2006 TO THE THREE MONTHS ENDED MAY 31, 2005.

REVENUES - Revenues for the three months ended May 31, 2006 totaled $6.1 million as compared to $4.7 million for the three months ended May 31, 2005, an increase of $1.4 million or 30%. This was a result of the Company beginning the third quarter of 2006 with a contract backlog of $11.2 million as compared to a $10.1 million contract backlog in 2005, an increase of 11%. This increased backlog resulted in the Company experiencing a 21% increase in direct labor hours during the third quarter of 2006, as compared to 2005, resulting in an increase in third quarter revenues.

The Company's backlog of awarded contracts, which are all believed to be firm, was approximately $9.2 million and $11 million as of May 31, 2006 and May 31, 2005 respectively. The Company expects all backlog contracts to be reflected in sales during fiscal years ending August 31, 2006 and 2007.

COST OF SALES - Cost of goods sold increased from $4.1 million for the third quarter of fiscal 2005 to $5.0 million for 2006 however as a percent of sales, decreased from 87.6% for 2005 to 80.8% for 2006. Direct costs (materials and labor) increased by $800,000, from $1.8 million for 2005 to $2.6 million for 2006. Engineering expense decreased by $64,000 from $596,000 for 2005 to $532,000 for 2006. Lastly, of the cost of goods sold, manufacturing overhead increased by $100,000 from $1.7 million for 2005 to $1.8 million for 2006. Additional details of these changes in cost of sales for the third quarter of fiscal 2005 and 2006 are as follows:

     - Direct materials expense remained at $0.5 million for 2006 and as a percent of sales decreasing from 14.1% in 2005 to 10.9%. The decrease in percent of sales was largely due to higher contract volume requirements and related revenues. Outside services expense increased from $0.1 million for 2005 to $0.5 million for 2006 and as a percent of sales from 2.0% to 8.2%. This was largely due to the Company incurring expenses related to its outsourced revenue during the third quarter of 2006. The balance of the outside services expense decrease was due to higher sales volumes and corresponding increases in outsourcing certain design services.

     - Direct labor expense increased from $1.1 million for 2005 to $1.5 million for 2006 and as a percent of sales from 22.8% to 24.2%. This change was a result of the Company incurring a 21% increase in direct labor hours, from 59,000 hours in 2005 to 71,500 in 2006. Of the total direct labor expense, regular or straight time increased by $211,000 however decreased a percent of sales from 16.4% for 2005 to 16.0% for 2006. Overtime expense increased from $303,000 for 2005 to $503,000 for 2006 and as a percent of sales from 6.4% for 2005 to 8.2% for 2006.

     - Engineering expense decreased from $596,000, 12.7% of sales, for 2005 to $532,000, 8.7% of sales, for 2006. This was due to the Company's maintaining lower project management personnel during 2006 as compared to 2005.

     - Manufacturing overhead was $1.7 million or 35.9% of sales for 2005 as compared to $1.8 million or 28.9% of sales for 2006. During 2006, increases in manufacturing overhead were largely due to a $37,000 increase in payroll taxes, a $23,000 increase in medical insurance expense, a $22,000 increase in perishable tooling expense, a $14,000 increase in utilities expense and an $11,000 increase in indirect labor. These were offset by a decrease of $30,000 in depreciation expense. The increase of approximately 6.0% of manufacturing overhead was largely due to the increase in sales volumes.

SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense increased slightly from $660,000 for the third quarter of 2005 to $670,000 for 2006. As a percent of sales, selling and administrative expense decreased from 14.1% for 2005 to 10.9% for 2006. This decrease was a result of higher sales volume and decreases in certain professional advisory fees. The largest selling and administrative expense increases included $73,000 in bad debt expense, $71,000 in public company expenses and $25,000 in the State of Michigan Single Business tax. These increases were offset by a decrease of $140,000 in professional and legal fees expense and $7,000 in insurance expense.

The decrease in professional and legal expenses related to the Company's former primary lender requiring the Company to retain the services of a consulting company and the lender's legal counsel at the Company's expense during the second quarter of 2005. During the third quarter of 2005, such expenses totaled approximately $158,000.

INTEREST EXPENSE. Interest expense increased from $348,000 for the third quarter of 2005, to $431,000 for 2006. This increase was largely due to the Company's increased debt levels during the third quarter of 2006 as compared to 2005. For the third quarter of 2006, the Company utilized $76,387 of cash in operating activities as compared to utilizing cash of $1,103,008 in 2005 (financed with borrowings on revolving line of credit).

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2006 TO THE NINE MONTHS ENDED MAY 31, 2005.

REVENUES - Revenues for the nine months ended May 31, 2006 totaled $19.1 million as compared to $14.2 million for the nine months ended May 31, 2005, an increase of $4.9 million or 35%. This was a result of the Company beginning fiscal 2006 with a contract backlog of $13.7 million as compared to $2.4 million in 2005, an increase of 471%. This increased backlog resulted in the Company incurring approximately 217,000 shop floor hours in 2006 as compared to 186,000 during the same period of 2005, an increase of 31,000 hours or 17%.

COST OF SALES - Cost of goods sold increased from $12.3 million for the nine months ended May 31, 2005 to $16.4 million for the nine months ended May 31, 2006 however, as a percent of sales, cost of goods sold decreased from 86.5% for 2005 to 85.7% for 2006. Direct costs (materials and labor) increased by $3.8 million, from $5.7 million for 2005 to $9.5 million for 2006. Engineering expense increased by $45,000 from $1.55 million for 2005 to $1.6 million for 2006. Lastly, of the cost of goods sold, manufacturing overhead increased by $300,000 from $5.0 million for 2005 to $5.3 million for 2006. Additional details of these changes in cost of sales for the nine months ended May 31, 2005 and May 31, 2006 are as follows:

     - Direct materials expense increased from $1.5 million to $3.2 million for the first three quarters of 2005 and 2006, respectively. The increase in direct materials was a result of increased contract backlog and revenues in 2006. Outside services expense increased from $0.5 million for 2005 to $2.0 million for 2006 and as a percent of sales from 3.7% to 10.4%. The increase in outside services is a result of the Company placing or subcontracting certain construction portions of contracts to other suppliers.

     - Direct labor expense increased from $3.6 million for 2005 to $4.3 million for 2006 however, as a percent of sales, direct labor expense decreased from 25.6% to 22.3%. This change was a result of the Company incurring a 17% increase in direct labor hours, from 186,000 hours in 2005 to 217,000 in 2006. Of the total direct labor expense, regular or straight time increased by $342,000 however, as a percent of sales, it decreased from 16.8% for 2005 to 14.3% for 2006. Overtime expense increased from $1.3 million for 2005 to $1.5 million for 2006, as a percent of sales, decreasing from 8.8% for 2005 to 8.0% for 2006.

     - Engineering expense increased from $1.5 million, 11.0% of sales, for 2005 to $1.6 million, 8.4% of sales, for 2006. This increase was due to the Company increasing the level of engineering personnel staffing required to fulfill the design and project management portions of contracts.

     - Manufacturing overhead was $5.0 million or 35.4% of sales for 2005 as compared to $5.3 million or 27.6% of sales for 2006. During 2006, increases in manufacturing overhead were largely due to a $106,000 increase in manufacturing supplies expense, a $65,000 increase in supervisor salaries and indirect labor expense, a $52,000 increase in perishable tooling expense, a $52,000 increase in medical insurance premiums, a $42,000 increase in payroll tax expense and a $40,000 increase in utilities expense. These increases were offset by a $92,000 decrease in depreciation expense.

SELLING AND ADMINISTRATIVE EXPENSE - Selling and administrative expense decreased from $2.1 million for the first three quarters of 2005 to $1.8 million for 2006. As a percent of sales, selling and administrative expense decreased from 14.8% for 2005 to 9.6% for 2006. During 2006, increases in selling and administrative expense were largely due to an $156,000 increase in public company expenses, a $65,000 increase in the State of Michigan Single Business tax, a $59,000 increase in bad debt expense and a $38,000 increase in director fees expense. These increases were offset by a $523,000 decrease in legal and professional expenses, a $30,000 decrease in travel expenses and a $40,000 decrease in supervisor salaries expense.

The decrease in professional and legal expenses related to the Company's former primary lender requiring the Company to retain the services of a consulting company and the lender's legal counsel at the Company's expense during 2005. During the first three quarters of 2005, such expenses totaled approximately $511,000.

INTEREST EXPENSE - Interest expense increased from $1.1 million for 2005 to $1.3 million for 2006. This increase was largely due to the Company's increased debt levels during the first three quarters of 2006 as compared to 2005. For the first three quarters of 2006, the Company utilized $1.7 million of cash in operating activities (financed with borrowings on revolving line of credit) as compared to generating cash of $6.8 million in 2005 (utilized to reduce revolving line of credit).

FEDERAL INCOME TAXES - For the nine months ended May 31, 2006, the Company recorded a valuation allowance of approximately $190,000 to reduce its deferred tax assets resulting from income tax benefit. For the three months ended May 31, 2006, the Company recorded a decrease in the deferred tax asset valuation allowance of approximately $6,000 to offset the income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES - During the nine-month period ended May 31, 2006 the Company's cash used in operating activities was $1.7 million. This largely resulted from an increase of $3.8 million in account receivables and a $1.1 million increase in accounts payable and accrued liabilities. From investing activities, the Company incurred a decrease in other assets of $135,000 and utilized $111,000 for additions to property, plant and equipment. The Company financed its increase in working capital requirements with $2.4 million of borrowings on its revolving line of credit, net of $1.0 million utilized to reduce other debt (of which $150,000 was term debt, which was converted to common stock).

The Company believes that the revolving line of credit and the funds generated from operations will be sufficient to cover anticipated cash needs for the foreseeable future. However, depending on the Company's level of future sales, terms of such sales, financial performance and cash flow of existing contracts, such financing may not be sufficient to support operations. Therefore, the Company may be required to seek additional sources of funding.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following table provides information on the Company's debts that are sensitive to changes in interest rates.

                                                        AMOUNT
AS OF MAY 31, 2006:                                  OUTSTANDING   MATURITY DATE
-------------------                                  -----------   -------------
CONVERTIBLE REVOLVING NOTE:
Variable rate revolving credit line at an interest
rate of prime rate plus 1.25% (as of May 31, 2006,
an effective rate of 9.25%).......................    $8,930,250    May 17, 2008

SECURED CONVERTIBLE TERM NOTE:
At an interest rate of prime plus 4.00% (as of May
31, 2006, an effective rate of 9.25%).............    $2,327,273    May 17, 2008

OVERFORMULA:
At an interest rate of prime plus 1.25% (as of May
31, 2006, an effective rate of 12%)...............    $2,000,000   April 1, 2007

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

WE HAVE A HISTORY OF OPERATING LOSSES, ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE AND MAY NEVER BECOME PROFITABLE.

For the fiscal year ending August 31, 2005, we had an operating loss of approximately $2,502,000. For each of the quarterly periods ending November 30, 2005 and February 28, 2006, we had operating losses of approximately $441,000 and $135,000, respectively. For the three-month and nine-month periods ended May 31, 2006, the Company had net income of $18,391 and net loss of $557,764, respectively.

The report of the Company's auditors with respect to their examination of the Company's financial statements for the year ended August 31, 2005 contains an explanatory paragraph relating to the preparation of the Company's financial statements on a "going concern" basis, and states that, the Company was not in compliance with its loan agreements, has suffered recurring losses from operations and has a retained deficit, that raise a substantial doubt about the Company's ability to continue as a going concern. At August 31, 2005 and May 31, 2006, we had an accumulated deficit of approximately $13,149,000 and $13,706,000, respectively. While our management has addressed the conditions which have left substantial doubt about our ability to continue as a going concern, there is no certainty that we will be successful in implementing any of the plans of management to restore us to profitability or to otherwise ensure that we will be able to continue as a going concern.

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

WE HAVE SIGNIFICANT OUTSTANDING INDEBTEDNESS AND DEBT SERVICE OBLIGATIONS.

In order to finance our operations we have incurred indebtedness. Our credit facility with Laurus is secured by substantially all of our assets. In addition to certain limited financial covenants, our credit facility restricts our ability to incur additional indebtedness or to pledge our assets. As of May 31, 2006, we are in compliance with all of the terms of our credit facility with Laurus. There can be no assurance, however, that we will be able to comply with the terms of this credit facility in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 9 for additional information on our outstanding indebtedness.

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

OUR REVENUE WOULD DECLINE SIGNIFICANTLY IF WE LOSE ONE OR MORE OF OUR MOST SIGNIFICANT CUSTOMERS WHICH COULD HAVE A SIGNIFICANT ADVERSE IMPACT ON US.

A significant portion of our revenues are concentrated among a few large customers. For the year ended August 31, 2005, our largest customer represented approximately $3.4 million or 18% of total revenue, while the next three largest customers represented approximately $4.8 million or 25% of total revenue. Our three largest customers represented 84% and 63% of total revenue for each of the fiscal years ended 2005 and 2004, respectively. For the three and nine months ended May 31, 2006, our three largest customers represented approximately 60% and 52%, respectively, of total revenues. The loss of any of the foregoing customers could have a significant adverse impact on us.

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

NONE

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

Date: July 14, 2006

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

                                  EXHIBIT INDEX

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
31.1      Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.
          Section 1350 Sec. 906

31.2      Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.
          Section 1350 Sec. 906

32        Written Statement of the Chief Executive Officer and Chief Financial
          Officer Pursuant to 18 U.S.C. Section 1350 Sec. 302