Form 10-K
period 2006-08-31
RIVIERA TOOL CO
filed 2006-12-01
CIK 1018349

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

     For the fiscal year ended August 31, 2006

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

       Registrant's telephone number, including area code: (616) 698-2100

Securities registered pursuant                         Name of Exchange on which
to Section 12(b) of the Act:     Title of Each Class           Registered
------------------------------   -------------------   -------------------------
                                   Common Stock, no     American Stock Exchange
                                      par value

            Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act).

large accelerated filer [ ]   accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of February 28, 2006, the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common stock of the Registrant (computed by reference to the closing price of $.68 on the American Stock Exchange on such date) held by non-affiliates was $2,335,102.

The number of shares outstanding of the Registrant's common stock as of November 29, 2006 was 4,400,458 shares of common stock without par value.

                              RIVIERA TOOL COMPANY

                           Annual Report on Form 10-K

                                November 29, 2006

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                      PART I

Item 1.  Business........................................................      3
Item 1A. Risk Factors....................................................      8
Item 2.  Properties......................................................     11
Item 3.  Legal Proceedings...............................................     11
Item 4.  Submission of Matters to a Vote of Security Holders.............     11

                                      PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters and Issuer Purchases of Equity Securities...     11
Item 6.  Selected Financial Data.........................................     14
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................     15
Item 7A. Quantitative and Qualitative Disclosures about Market Risk......     24
Item 8.  Financial Statements and Supplementary Data.....................     25
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure............................................     41
Item 9A. Controls and Procedures.........................................     41
Item 9B. Other Information...............................................     41

                                     PART III

Item 10. Directors, Executive Officers and Corporate Governance..........     41
Item 11. Executive Compensation..........................................     43
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.................................     46
Item 13. Certain Relationships and Related Transactions and Director
         Independence....................................................     46
Item 14. Principal Accounting Fees and Services..........................     47

                                      PART IV

Item 15. Exhibits, Financial Statement Schedules.........................     49

         SIGNATURES......................................................     50

                                     PART I

ITEM 1. BUSINESS

     FORWARD-LOOKING STATEMENTS

     Certain information included, or incorporated by reference in this Annual Report on Form 10-K and other materials filed or to be filed by Riviera Tool Company ("Riviera" or the "Company") with the Securities and Exchange Comission ("SEC") contain statements that may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about the Company, may include projections of the Company's future financial performance based on the Company's growth strategies and anticipated trends in the Company's business. These statements are only predictions based on the Company's current expectations and projections about future events. There are important factors that could cause the Company's actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties outlined in Item 1A.,"Risk Factors."

     These risks and uncertainties are not exhaustive. Other sections of this Annual Report on Form 10-K may include additional factors which could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for the Company's management to predict all risks and uncertainties, nor can the Company assess the impact of all factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

     Although the Company believes the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, level of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. The Company is under no duty to update any of these forward-looking statements after the date of this Annual Report on Form 10-K, nor to conform the Company's prior statements to actual results or revised expectations, and the Company does not intend to do so.

Forward-looking statements include, but are not limited to, statements about:

          -    the Company's business strategies and investment policies,

          - the Company's possible or assumed future results of operations and operating cash flows,

          - the Company's financing plans and the availability of short-term borrowing,

          -    the Company's competitive position,

          -    potential growth opportunities available to the Company,

          - the recruitment and retention of the Company's managing directors and employees,

          -    the Company's expected levels of compensation,

          - the Company's potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,

          -    the likelihood of success and impact of litigation,

          -    the Company's expected tax rates,

          - the Company's expectations with respect to the economy, securities markets, the market for mergers and acquisitions activity, the market for asset management activity and other industry trends,

          - the benefits to the Company resulting from the effects of separation and recapitalization transactions and additional financing transactions,

          -    the effects of competition on the Company, and

          -    the impact of future legislation and regulation on the Company.

     OVERVIEW

     Riviera Tool Company is a designer and manufacturer of large scale, complex stamping die systems used to form sheet metal parts. Most of the stamping die systems sold by the Company are used in the production of automobile and truck body parts such as roofs, hoods, fenders, doors, door frames, structural components and bumpers. The following table sets forth the Company's sales (in millions) and percentage of total sales by major customers, DaimlerChrysler, General Motors Corporation, Mercedes-Benz and Peterbuilt (the "OEMs") and their suppliers in fiscal 2004, 2005 and 2006.

                                                        YEAR ENDED AUGUST 31,
                                              ------------------------------------------
                                                  2004           2005           2006
                                              ------------   ------------   ------------
                 CUSTOMER                     AMOUNT    %    AMOUNT    %    AMOUNT    %
-------------------------------------------   ------   ---   ------   ---   ------   ---
Suppliers of Mercedes-Benz ................    $20.8    84%   $ 5.7    29%   $ 3.6    15%
DaimlerChrysler AG ........................      0.2     1      1.4     7      1.7     7
Suppliers of DaimlerChryslerAG ............      0.3     1      5.0    26      6.9    29
General Motors Corporation ................      0.9     4      3.4    18      0.2     1
Suppliers of General Motors Corporation ...      0.5     2      1.6     8      1.7     7
Suppliers of Peterbuilt ...................       --    --       --    --      6.0    25
Other manufacturers and their suppliers ...      2.0     8      2.2    12      3.9    16
                                               -----   ---    -----   ---    -----   ---
   Total Sales ............................    $24.7   100%   $19.3   100%   $24.0   100%
                                               =====   ===    =====   ===    =====   ===

     The Company was originally incorporated in 1967 and was incorporated in its present form, a "C" Corporation, in 1988, under the laws of the State of Michigan and maintains a website at www.rivieratool.com.

     The Company uses a fiscal year, which ends on August 31. References to fiscal years 2004, 2005 and 2006 in this document refer to fiscal years ended August 31, 2004, August 31, 2005, and August 31, 2006, respectively. This Annual Report on form 10-K may also include "forward-looking statements" which refer to fiscal years subsequent to the historical financial positions and results of operations contained herein. References to future fiscal years also apply to the August 31 year-end.

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

QS 9000/TE CERTIFICATION

     The Company is certified under the Tooling and Equipment Supplement ("TE Supplement") QS-9000 and ISO-9000 Quality Standards. The TE Supplement/QS-9000 standard was developed jointly by DaimlerChrysler, and General Motors to establish a single set of quality requirements for their tooling suppliers. ISO 9000 is an international quality standard for all industries.

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

RAW MATERIALS

     The steel, castings and other components utilized by the Company in the manufacturing process are available from many different sources, and the Company is not dependent on any single source. The Company typically purchases its raw materials on a purchase order basis as needed and has generally been able to pass any increase in steel cost to its customers. The Company has been able to obtain adequate supplies of raw materials for its operations.

MARKETING AND SALES

     The Company's marketing emphasis is on DaimlerChrysler, General Motors, Mercedes-Benz, Peterbuilt Truck and their respective tier one suppliers. The Company maintains relationships with DaimlerChrysler, General Motors, Mercedes-Benz and Peterbuilt Truck that directly accounted for approximately 8%, in the aggregate, of the Company's revenues in 2006. For the year ended August 31, 2006, DaimlerChrysler, General Motors, Mercedes-Benz, Peterbuilt Truck, and their respective tier one suppliers accounted for approximately 84%, in the aggregate, of the Company's revenues. For the year ended August 31, 2005, DaimlerChrysler, General Motors, Mercedes-Benz and Peterbuilt Truck, and their respective tier one supplier directly accounted for 88%, in the aggregate, of the Company's revenues.

     The Company typically sells its tooling systems to either OEMs directly or to manufacturers of products under contract with such OEMs (tier one suppliers). Sales efforts are conducted primarily by the Company's Vice President of Sales, President, senior management, and project management personnel. Frequent contact is made with domestic and foreign automobile manufacturers, their purchasing agents, and platform managers and tier one suppliers. Typically, the Company's sales process begins when a package or request for quotation is received from the tier one supplier or OEM. Generally, the Company recommends process and design changes to improve the cost and quality of a product. The Company maintains a computer database with historical information regarding dies it has previously manufactured. This database assists the Company in quoting prices for dies and enables it to respond to most quotation requests quickly and accurately. If a customer decides to accept the Company's quotation, a purchase order is issued subject to price adjustments for engineering changes as requested by the customer. Bids generally are awarded based on technological capability, price, quality and past performance.

BACKLOG AND SEASONALITY

     The Company's backlog of awarded contracts, which are all believed to be firm, was approximately $5.8 million and $13.7 million as of August 31, 2006 and 2005, respectively. The Company expects all August 31, 2006 backlog contracts will be reflected in sales no later than fiscal years ending August 31, 2007 and 2008. The Company's sales of stamping dies do not follow a seasonal pattern; however, the timing of new model introductions and existing model restyling tooling programs are dependent on DaimlerChrysler, General Motors, Mercedes-Benz, BMW and their respective introduction of new models.

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

SIGNIFICANT CUSTOMERS

     The Company maintains relationships with DaimlerChrysler, General Motors, Mercedes-Benz and Peterbuilt, which directly accounted for approximately 8%, in the aggregate, of the Company's revenues in 2006. For the year ended August 31, 2006, DaimlerChrysler, General Motors, Mercedes-Benz, and Peterbuilt and their respective tier one suppliers accounted for approximately 59%, in the aggregate, of the Company's revenues.

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

ITEM 1A. RISK FACTORS

In addition to factors mentioned elsewhere in this Form 10-K or previously disclosed in our SEC filings, including our reports on Form 10-Q and Form 8-K, the factors disclosed below, among others, could cause actual results to differ materially from those contemplated by the forward-looking statements, and future results could differ materially from historical performance. The Company undertakes no obligation to revise the forward-looking statements contained in this Form 10-K to reflect events after the date of this Form 10-K.

WE HAVE A HISTORY OF OPERATING LOSSES, ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE AND MAY NEVER BECOME PROFITABLE.

For the fiscal years ended August 31, 2006 and 2005, we had operating losses of approximately $1,639,000 and $2,502,000, respectively. The report of our auditors with respect to their examination of our financial statements for the fiscal year ended August 31, 2006 contains an explanatory paragraph relating to the preparation of our financial statements on a "going concern" basis, and states that we have suffered losses from operations and have a retained deficit that raise substantial doubt about our ability to continue as a going concern. At August 31, 2006 and 2005, we had accumulated deficits of approximately $14,788,000 and $13,149,000, respectively. While our management is addressing conditions which have left substantial doubt about our ability to continue as a going concern, there is no certainty that we will be successful in implementing any of the plans of management to restore us to profitability or to otherwise ensure that we will be able to continue as a going concern.

SHAREHOLDERS MAY SUFFER DILUTION FROM THE EXERCISE OF EXISTING OPTIONS, WARRANTS AND CONVERSION RIGHTS.

Our common stock may become diluted if warrants and options to purchase our common stock are exercised or additional shares are issued upon conversion pursuant to conversion rights by our Senior Lender, Laurus Master Fund, Ltd. ("Laurus"). The number of shares of our common stock that can currently be purchased upon exercise of warrants is 10,000, upon exercise of options is 831,000 (650,000 of these options are those granted to Laurus) and pursuant to conversion rights is 2,463,934. Under the terms of our Agreements with Laurus, the number of shares to be issued upon exercise of options or pursuant to conversion rights held by Laurus cannot exceed the number of shares that, when combined with all other shares of common stock and securities then owned by Laurus, would result in Laurus owning more than 4.99% of our outstanding common stock at any given point of time (or 19.99% in the event that such limitation is suspended upon the occurrence of an "event of default" under any of the transaction agreements between the Company and Laurus).

These shares, as well as the eligibility for additional restricted shares to be sold in the future, either pursuant to future registrations under the Securities Act, or an exemption such as Rule 144 under the Securities Act, may have a dilutive effect on the market price of our common stock. The terms upon which we will be able to obtain additional equity capital could also be adversely affected.

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

WE HAVE SIGNIFICANT OUTSTANDING INDEBTEDNESS AND DEBT SERVICE OBLIGATIONS.

In order to finance our operations we have incurred indebtedness. Our credit facility with Laurus is secured by substantially all of our assets. In addition to certain limited financial covenants, our credit facility restricts our ability to incur additional indebtedness or to pledge our assets. As of August 31, 2006, we are in compliance with all of the terms of our credit facility with Laurus. There can be no assurance, however, that we will be able to comply with the terms of this credit facility in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on our outstanding indebtedness.

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

AN INCREASE IN INTEREST RATES WOULD INCREASE THE COST OF SERVICING OUR DEBT AND COULD REDUCE OUR PROFITABILITY.

Borrowings under our credit facility with Laurus bear or will bear interest at variable rates and expose us to interest rate risk. If interest rates increase, whether due to an increase in market interest rates or an increase in our own cost of borrowing, our debt service obligations for our variable rate indebtedness would increase even though the amount of borrowings remained the same, and our net income could be materially adversely affected. As of August 31, 2006, our total outstanding debt of approximately $13.1 million included interest rate sensitive debt of approximately $12.4 million, which had a weighted average interest rate of approximately 12.4% per annum.

OUR REVENUE WOULD DECLINE SIGNIFICANTLY IF WE LOSE ONE OR MORE OF OUR MOST SIGNIFICANT CUSTOMERS WHICH COULD HAVE A SIGNIFICANT ADVERSE IMPACT ON US.

A significant portion of our revenues are concentrated among a few large customers. For the fiscal year ended August 31, 2006, our largest customer represented approximately $6.0 million or 25% of total revenue, while the next three largest customers represented approximately $10.4 million or 43% of total revenue. Our three largest customers represented 61% and 84% of total revenue for each of the fiscal years ended 2006 and 2005, respectively. The loss of any of these customers could have a significant adverse impact on us.

THERE IS NO ASSURANCE THAT WE WILL REMAIN LISTED ON AN ACTIVE TRADING MARKET.

Although our common stock is quoted on the American Stock Exchange ("Amex"), there can be no assurance that we will, in the future, be able to meet all the requirements for continued quotation thereon. Amex approved a plan submitted by us to regain compliance with our continued listing requirements by August 9, 2007. Although we believe we can achieve our plan, there can be no assurance that we can successfully do so. In the absence of an active trading market or if our common stock cannot be traded on the Amex, our common stock could instead be traded on the Electronic Bulletin Board or on the Pink Sheets. In such event, the liquidity and stock price in the secondary market may be adversely affected. In addition, in the event our common stock was delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock.

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

WE ARE SUBJECT TO ENVIRONMENTAL REGULATION, WHICH COULD HAVE AN ADVERSE IMPACT ON US.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There we no matters submitted to a vote of any of the Company's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended August 31, 2006.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common stock ("Common Stock") is traded on the Amex under the symbol RTC. The Common Stock commenced trading on the AMEX on March 7, 1997, through an initial public offering of the Company's Common Stock. The table and chart below sets forth the high and low sales prices as reported by AMEX for each period reported.

                   FISCAL 2005     FISCAL 2006
                  -------------   -------------
     PERIOD        HIGH    LOW     HIGH    LOW
---------------   -----   -----   -----   -----
1st quarter....   $2.60   $1.75   $0.96   $0.50
2nd quarter....   $2.05   $0.85   $1.00   $0.51
3rd quarter....   $1.69   $1.02   $0.83   $0.53
4th quarter....   $1.55   $0.85   $0.68   $0.41

\
STOCK PRICE CHART- FISCAL 2005 AND 2006

                               (PERFORMANCE GRAPH)

                        1Q 2005   2Q 2005   3Q 2005   4Q 2005   1Q 2006   2Q 2006   3Q 2006   4Q 2006
                        -------   -------   -------   -------   -------   -------   -------   -------
HIGH CLOSING PRICE       $2.60     $2.05     $1.69     $1.55     $0.96     $1.00     $0.83     $0.68
LOW CLOSING PRICE        $1.75     $0.85     $1.02     $0.85     $0.50     $0.51     $0.53     $0.41
QUARTER CLOSING PRICE    $2.45     $1.28     $1.12     $0.93     $0.50     $0.63     $0.53     $0.44

     As of November 18, 2005, there were 40 holders of record of the Company's Common Stock. The number of holders of record of the Company's Common Stock on October 31, 2005 was computed by a count of record holders. The Company has 4,400,458 shares of Common Stock outstanding as of November 29, 2006.

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

OPTION PLAN

     A summary of the status of the Option Plan and Key Option Plan during the years presented is as follows:

EQUITY COMPENSATION PLAN INFORMATION

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

     A summary of the status of the Option Plan and Key Option Plan during the years' presented is as follows (no stock options were granted previous to fiscal 1999 under the 1996 Stock Option Plan and the 1998 Key Employee Stock Option
Plan):

                                      NUMBER OF SECURITIES                          NUMBER OF SECURITIES
                                        TO BE ISSUED UPON      WEIGHTED-AVERAGE      REMAINING AVAILABLE
                                           EXERCISE OF         EXERCISE PRICE OF     FOR FUTURE ISSUANCE
                                      OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,       UNDER EQUITY
           PLAN CATEGORY               WARRANTS AND RIGHTS    WARRANTS AND RIGHTS    COMPENSATION PLANS
-----------------------------------   --------------------   --------------------   --------------------
EQUITY COMPENSATION PLANS APPROVED
   BY SECURITY HOLDERS:
1996 Stock Option Plan, as amended        80,000 shares         $4.83 per share      170,000 shares
1998 Key Employee Stock Option Plan      101,000 shares         $5.20 per share       99,000 shares
                                         --------------         ---------------      --------------
   Total                                 181,000 shares         $5.05 per share      269,000 shares
                                         ==============         ===============      ==============

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and the Financial Statements (Item 8) and related Notes contained herein. All amounts are in thousands, except per share data.

                                                                 FISCAL YEAR ENDED AUGUST 31,
                                                       -----------------------------------------------
            STATEMENT OF OPERATIONS DATA:                2002      2003      2004      2005      2006
----------------------------------------------------   -------   -------   -------   -------   -------
Sales...............................................   $14,050   $34,084   $24,689   $19,274   $24,041
Gross profit (loss).................................      (630)    3,377    (5,349)    2,292     2,704
Income (loss) from operations.......................    (2,289)    1,687    (7,363)     (498)      278
Interest expense....................................       653       779       872     1,643     1,913
Other expense.......................................        59         8         6       361         4
Income (loss) before income taxes...................    (3,002)      900    (8,241)   (2,502)   (1,639)
Income taxes........................................        --        --        --        --        --
                                                       -------   -------   -------   -------   -------
Net income (loss) available for common shares.......   $(3,002)  $   900   $(8,241)  $(2,502)  $(1,639)
                                                       =======   =======   =======   =======   =======
Basic and diluted earnings (loss) per common share..   $  (.89)  $   .27   $ (2.18)  $  (.65)  $  (.39)
                                                       =======   =======   =======   =======   =======
Basic and diluted common shares outstanding.........     3,379     3,379     3,774     3,835     4,258

OTHER DATA:
Depreciation and amortization expense...............   $ 1,913   $ 1,840   $ 1,758   $ 1,673   $ 1,848

                                                          AS OF AUGUST 31,
                                          -----------------------------------------------
          BALANCE SHEET DATA:               2002      2003      2004      2005      2006
---------------------------------------   -------   -------   -------   -------   -------
Working Capital (Deficit) .............   $(3,513)  $ 7,762   $(6,954)  $ 1,539   $ 4,088
Total Assets ..........................    24,984    33,751    27,898    21,217    21,543
Current Portion of Long-Term Debt .....     3,855       639    15,735     3,288     1,758
Revolving Line of Credit ..............     6,500     5,982     9,850     6,535     9,797
Long-term Debt, less current portion ..        --     2,418        --     2,335     1,205
Common Stockholders' Equity ...........    11,810    12,710     5,780     3,982     2,492

The following table sets forth, for the periods indicated, selected operating data as a percentage of sales.

                                                     FISCAL YEAR ENDED AUGUST 31,
                                                   --------------------------------
          STATEMENT OF OPERATIONS DATA:            2002   2003   2004   2005   2006
------------------------------------------------   ----   ----   ----   ----   ----
Sales ..........................................   100%   100%   100%   100%   100%
Gross profit (loss) ............................    (4)    10    (22)    12     11
Income (loss) from operations ..................   (16)     5    (30)    (2)     1
Interest expense ...............................     5      2      3      9      8
Other expense ..................................    --     --     --      2     --
Income (loss) before income taxes ..............   (21)     3    (33)   (13)    (7)
Income taxes ...................................    --     --     --     --     --
                                                   ---    ---    ----   ----   ---
Net income (loss) available for common shares ..   (21%)    3%   (33%)  (13%)   (7%)
                                                   ===    ===    ====   ====   ===
OTHER DATA:
Depreciation and amortization expense ..........    14%     5%     7%     9%     7%

QUARTERLY FINANCIAL DATA

The following is a condensed summary of quarterly results of operations for fiscal 2005 and 2006 (in thousands, except per share data):

                                                                 BASIC AND DILUTED
                                                    NET LOSS    -------------------
                               GROSS   OPERATING    AVAILABLE    LOSS      COMMON
                              PROFIT     INCOME    FOR COMMON    PER       SHARES
    PERIOD           SALES    (LOSS)     (LOSS)      SHARES     SHARE   OUTSTANDING
-----------------   -------   ------   ---------   ----------   -----   -----------
2005: First .....   $ 4,553   $  514     $ (65)     $  (465)    $(.12)     3,774
      Second ....     4,981      829       (38)        (428)     (.11)     3,774
      Third .....     4,687      580       (80)        (776)     (.20)     3,807
      Fourth ....     5,053      369      (315)        (833)     (.22)     3,836
                    -------   ------     -----      -------     -----      -----
         Total ..   $19,274   $2,292     $(498)     $(2,502)    $(.65)     3,836
                    =======   ======     =====      =======     =====      =====
2006: First .....   $ 6,063   $  596     $  30      $   441     $(.11)     3,984
      Second ....     6,953      967       369         (135)     (.03)     4,258
      Third .....     6,136    1,179       508           18        --      4,258
      Fourth ....     4,889       38      (629)      (1,081)     (.25)     4,258
                    -------   ------     -----      -------     -----      -----
         Total ..   $24,041   $2,704     $ 278      $(1,639)    $(.39)     4,258
                    =======   ======     =====      =======     =====      =====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

     The Company is a designer and manufacturer of large scale, complex stamping die systems used to form sheet metal parts. Most of the stamping die systems, sold by the Company, are used in the high-speed production of automobile and truck body parts such as doors, frames, structural components and bumpers. A majority of the Company's sales are to DaimlerChrysler, General Motors Corporation, Mercedes-Benz, BMW and their tier one suppliers of sheet metal stamped parts and assemblies.

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

     - Impairment of long-lived assets - The Company reviews long-lived assets for impairment if changes in circumstances or the occurrence of events suggest the remaining carrying value may not be recoverable. This review is performed using estimated future undiscounted cash flows. If the carrying value of a long-lived asset is considered to be impaired, an impairment charge is recorded for the amount that the carrying value of the long-lived asset exceeds its fair value.

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (R), "Share-Based Payments" that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation costs will be recognized over the period that an employee provides services in exchange for the award. SFAS No. 123 (R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. SFAS No. 123 (R) became effective on September 1, 2005 and the adoption of this standard did not have a material effect on the Company's financial statements.

Under the modified prospective method transition of SFAS 123R, compensation costs related to any non-vested portion of stock option awards outstanding at the adoption date are based on the grant date fair value of those awards. Since all stock options previously granted under the Company's plans were fully vested prior to August 31, 2002, there are no deferred compensation costs resulting from stock options to be accounted for on a prospective basis. There were no further stock options issued for all years presented.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes", which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for our fiscal year ended August 31, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal year 2005, the Company sustained a loss from operations of $498,282 and a net loss of $2,502,248 resulting in an accumulated deficit of $13,148,735. For fiscal 2006, the Company realized income from operations of $278,265 and a net loss of $1,639,218 resulting in an accumulated deficit of $14,787,953. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes that the revolving line of credit and the funds generated from operations, will be sufficient to cover anticipated cash needs through fiscal 2007. However, depending on the Company's level of future sales, terms of such sales, financial performance and cash flow of existing contracts, such financing may not be sufficient to support operations. Therefore, the Company may be required to seek additional sources of funding.

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

                       FISCAL 2005 COMPARED TO FISCAL 2006

REVENUE

                         FISCAL YEAR ENDED                    PERCENT
                       --------------------     INCREASE/    INCREASE/
                         2005        2006      (DECREASE)   (DECREASE)
                       --------    --------    ----------   ----------
Total Revenue ......   $   19.3 m  $   24.0 m  $   4.7 m        24%
Contract Backlog ...   $   13.7 m  $    5.8 m  $  (7.9) m      (58%)
Shop Floor Hours ...    249,000     297,000     48,000          19%

Total revenue increased from approximately $19.3 million in 2005 to $24.0 million in fiscal 2006, an increase of 24%. This was a result of the Company experiencing a strong contract backlog of $13.7 million as of August 31, 2005, which resulted in an increase of 19% in shop floor hours and increased revenues in fiscal 2006.

The Company's backlog of awarded contracts, which are all believed to be firm, was approximately $5.8 million and $13.7 million as of August 31, 2006 and 2005, respectively, a decrease of 58%. The decrease in backlog is a result of the OEMs delaying new model releases as well as the tooling industry global competitiveness and resulting contract pricing pressures. The Company expects all backlog contracts will be reflected in sales during fiscal years ending August 31, 2007 and 2008.

COST OF GOODS SOLD

                              FISCAL YEAR ENDED                  PERCENT
                              -----------------    INCREASE/    INCREASE/
                                2005     2006     (DECREASE)   (DECREASE)
                               -----    -----     ----------   ----------
Direct Costs ..............    $ 8.3 m  $12.4 m    $ 4.1 m         49%
Engineering Expense .......    $ 2.2 m  $ 2.1 m    $(0.1) m        (5%)
Manufacturing Overhead ....    $ 6.5 m  $ 6.8 m    $ 0.3 m          5%
                               -----    -----      -----          ---
Total Cost of Goods Sold ..    $17.0 m  $21.3 m    $ 4.3 m         25%
                               =====    =====      =====          ===

Due to the increase in total revenue cost of goods sold increased from $17.0 million for fiscal 2005 to $21.3 million for fiscal 2006 and, as a percent of sales, increasing from 88% for fiscal 2005 to 89% for fiscal 2006. Direct costs (materials and labor) increased by $4.1 million, from $8.3 million for fiscal 2005 to $12.4 million for fiscal 2006. Engineering expense slightly decreased by $0.1 million from $2.2 million for fiscal 2005 to $2.1 million for fiscal 2006. Lastly, of the cost of goods sold, manufacturing overhead increased by $0.3 million from $6.5 million for fiscal 2005 to $6.8 million for fiscal 2006. Additional details of these changes in cost of sales for fiscal 2005 and fiscal 2006 are as follows:

     - Direct materials expense increased from $2.8 million for 2005 to $4.2 million for fiscal 2006 and as a percent of sales from 15% to 18%. This increase was largely due to higher contract material requirements during fiscal 2006 as compared to fiscal 2005. Outside services expense increased from $0.4 million for fiscal 2005 to $2.3 million for fiscal 2006 and as a percent of sales from 2% to 9% due to increased revenue volumes and related outsourced components of the manufacturing process

     - Direct labor expense increased by 18% from $5.0 million for fiscal 2005 to $5.9 million for fiscal 2006 however, as a percent of sales, decreased from 26% to 25%. This change was a result of the Company incurring a 19% increase in direct labor hours, from 249,000 hours in fiscal 2005 to 297,000 in fiscal 2006. Of the total direct labor expense, regular or straight time increased 15% or $0.5 million however, as a percent of sales, decreased from 17% for fiscal 2005 to 16% for fiscal 2006. Overtime expense increased 9% or $0.2 million, from $1.6 million for fiscal 2005 to $1.8 million for fiscal 2006 however, as a percent of sales, remained consistent at 8%.

     - Engineering expense decreased from $2.2 million, or 11% of sales, for fiscal 2005 to $2.1 million, or 9% of sales, for fiscal 2006. This decrease was largely as a result of a $90,000 decrease in engineering and project management salaries expense.

     - Manufacturing overhead expense for fiscal 2006 increased to $6.8 million or 28% of sales, from $6.5 million or 34% of sales in fiscal 2005. During fiscal 2006, increases in manufacturing overhead were largely attributed to increases of $150,000 in labor and payroll tax expenses, $85,000 in manufacturing supplies expense, $74,000 in health and workers compensation insurance expense, $59,000 in utilities expense, $45,000 in perishable tool expense and $19,000 in building maintenance and supplies expense. These increases were offset by decreases of $89,000 in facility rent expense and $88,000 in depreciation expense. The decrease of approximately 5% of manufacturing overhead, as a percent of sales, was largely due to increased overhead absorption resulting from higher sales volumes in fiscal 2006.

SELLING AND ADMINISTRATIVE EXPENSE

                                      FISCAL YEAR ENDED                  PERCENT
                                      -----------------    INCREASE/    INCREASE/
                                        2005    2006      (DECREASE)   (DECREASE)
                                        ----    ----      ----------   ----------
Selling & Administrative Expense ..     $2.8 m  $2.4 m      $0.4 m         14%

Selling and administrative expense for fiscal 2006 decreased to $2.4 million or 10% of sales, from $2.8 million or 15% of sales in fiscal 2005. This decrease was largely a result of the Company incurring $0.7 million in legal and professional fees during fiscal 2005 as a result of the Company's former primary lender, Comerica Bank, requiring the Company to retain the services of a consulting company and reimburse the lender's legal counsel during fiscal 2005. Such expenses totaled approximately $0.5 million. The remaining decreases in Selling and Administrative expense include a $44,000 decrease in bad debt expense, $40,000 decrease in officer and office salaries and a $29,000 decrease in lodging and travel expense. These decreases were offset by increases of $184,000 in public company and directors fees expense and $27,000 in the State of Michigan Single Business Tax expense.

INTEREST EXPENSE

                                      FISCAL YEAR ENDED                  PERCENT
                                      -----------------    INCREASE/    INCREASE/
                                        2005    2006      (DECREASE)   (DECREASE)
                                        ----    ----      ----------   ----------
Interest Expense ..................     $1.6 m  $1.9 m      $0.3 m         19%

Interest expense increased from $1.6 million for fiscal 2005 to $1.9 million for fiscal 2006. This increase was due to increase in total weighted average long-term debt being higher in fiscal 2006 as compared to fiscal 2005. However, for the first three quarters of fiscal 2005, the Company was in default of its then bank covenants and incurred default rates under such agreements which offset the lower debt levels as compared to fiscal 2006. On a weighted-average effective rate basis, the Company incurred a rate of 13.9% in fiscal 2005 as compared to 12.3% in fiscal 2006. In addition, interest expense includes debt discount amortization expense of $198,250 for fiscal 2006 as compared to $104,000 in fiscal 2005. The following table illustrates the Company's total long-term debt on a quarterly basis during fiscal 2006 and fiscal 2005.

                              TOTAL LONG TERM DEBT

                                   (BAR CHART)

                     2005      2006
                   -------   -------
NOV. 30            $14,827   $13,566
FEB. 28            $ 8,210   $14,568
MAY 31             $10,254   $14,138
AUG. 31            $12,755   $13,159
WEIGHTED-AVERAGE   $11,512   $13,858

                       FISCAL 2004 COMPARED TO FISCAL 2005

REVENUE

                                   FISCAL YEAR ENDED                     PERCENT
                                  -------------------     INCREASE/     INCREASE/
            REVENUE                 2004        2005      (DECREASE)   (DECREASE)
-------------------------------   --------    --------    ----------   ----------
Total Revenue..................   $   24.7 m  $   19.3 m  $  (5.4) m      (22%)
Contract Backlog...............   $    2.5 m  $   13.7 m  $   11.2 m      448%
                                  --------    --------    --------        ---
Shop Floor Hours...............    318,000     249,000     (69,000)       (22%)
                                  ========    ========    ========        ===

Total revenue decreased from approximately $24.7 million in fiscal 2004 to $19.3 million in fiscal 2005, a decrease of 22%. This decrease was a result of the Company experiencing a low contract backlog of $2.5 million as of August 31, 2004, which resulted in a decrease of 22% in shop floor hours and lower sales in fiscal 2005.

COST OF GOODS SOLD

                                   FISCAL YEAR ENDED                   PERCENT
                                  -------------------    INCREASE/    INCREASE/
       COST OF GOODS SOLD           2004       2005     (DECREASE)   (DECREASE)
-------------------------------   --------   --------   ----------   ----------
Direct Costs...................    $20.6 m    $ 8.3 m    $(12.3) m      (60%)
Engineering Expense............    $ 2.4 m    $ 2.2 m    $ (0.2) m       (8%)
Manufacturing Overhead.........    $ 7.0 m    $ 6.5 m    $ (0.5) m       (7%)
                                   -----      -----      ------         ----
Total Cost of Goods Sold.......    $30.0 m    $17.0 m    $  (13) m      (43%)
                                   =====      =====      ======         ====

Cost of goods sold decreased from $30.0 million for fiscal 2004 to $17.0 million for fiscal 2005 and, as a percent of sales, decreasing from 122% for fiscal 2004 to 88% for fiscal 2005. Direct costs (materials and labor) decreased by $12.3 million, from $20.6 million for fiscal 2004 to $8.3 million for fiscal 2005. Engineering expense decreased by $0.2 million from $2.4 million for fiscal 2004 to $2.2 million for fiscal 2005. Lastly, of the cost of goods sold, manufacturing overhead decreased by $0.5 million from $7.0 million for fiscal 2004 to $6.5 million for fiscal 2005. Additional details of these changes in cost of sales for fiscal 2004 and fiscal 2005 are as follows:

     - Direct materials expense decreased from $4.2 million for fiscal 2004 to $2.8 million for fiscal 2005 and as a percent of sales from 17% to 15%. This decrease was largely due to lower contract material requirements during fiscal 2005 as compared to fiscal 2004. During fiscal 2005, the Company's contract mix included an increase in die component machining work for the OEMs. Such contracts have lower direct material requirements as compared to construction contracts, as materials are supplied by our customer. Outside services expense decreased from $9.7 million for fiscal 2004 to $0.4 million for fiscal 2005 and as a percent of sales from 39% to 2%. This decrease was largely due to the Company incurring $7.2 million of expense related to its outsourced projects in fiscal 2004. The balance of the outside services expense was due to lower sales volumes and internalizing of certain machining work, which was historically outsourced.

     - Direct labor expense decreased by 26% from $6.7 million for fiscal 2004 to $5.0 million for fiscal 2005 and, as a percent of sales, decreasing from 27% to 26%. This change was a result of the Company incurring a 22% decrease in direct labor hours, from 318,000 hours in fiscal 2004 to fiscal 249,000 in 2005. Of the total direct labor expense, regular or straight time decreased 24% or $1.1 million and, as a percent of sales, decreased from 18% for fiscal 2004 to 17% for fiscal 2005. Overtime expense decreased 30% or $0.7 million, from $2.3 million for fiscal 2004 to $1.6 million for fiscal 2005 and, as a percent of sales, decreasing from 9% for fiscal 2004 to 8% for fiscal 2005.

     - Engineering expense decreased from $2.4 million, or 10% of sales, for fiscal 2004 to $2.2 million, or 11% of sales, for fiscal 2005. This decrease was largely as a result of a $0.2 million decrease in engineering salaries and related payroll taxes expense.

     - Manufacturing overhead was $6.5 million or 34% of sales for fiscal 2005 as compared to $7.0 million or 28% of sales for fiscal 2004. During fiscal 2005, decreases in manufacturing overhead were largely attributed to decreases of $154,000 in labor and payroll tax expenses, $148,000 in manufacturing supplies expense, $86,000 in health and workers compensation insurance expense, $77,000 in depreciation expense and $52,000 in building maintenance and supplies expense. The increase of approximately 6% of manufacturing overhead, as a percent of sales, was largely due to lower overhead absorption resulting from lower sales volumes in fiscal 2005.

SELLING AND ADMINISTRATIVE EXPENSE

                                   FISCAL YEAR ENDED                   PERCENT
    SELLING & ADMINISTRATIVE      -------------------    INCREASE/    INCREASE/
            EXPENSE                 2004       2005     (DECREASE)   (DECREASE)
-------------------------------   --------   --------   ----------   ----------
Selling & Administrative
   Expense.....................    $2.0 m     $2.8 m      $0.8 m         40%

Selling and administrative expense for fiscal 2005 increased to $2.8 million or 15% of sales, from $2.0 million or 8% of sales in fiscal 2004. This increase was largely a result of the Company incurring an additional $0.7 million in legal and professional fees during fiscal 2005. The largest increase related to the Company's former primary lender, Comerica Bank, requiring the Company to retain the services of a consulting company and reimburse the lender's legal counsel. Such expenses totaled approximately $0.5 million. The remaining increases in legal and professional expenses were incurred in regards to the Company's litigation, refinancing and S-1 filing.

INTEREST EXPENSE

                                   FISCAL YEAR ENDED                   PERCENT
                                  -------------------    INCREASE/    INCREASE/
        INTEREST EXPENSE            2004       2005     (DECREASE)   (DECREASE)
-------------------------------   --------   --------   ----------   ----------
Interest Expense...............    $0.9 m     $1.6 m      $0.7 m         78%

Interest expense increased from $0.9 million for fiscal 2004 to $1.6 million for fiscal 2005. During the first three quarters of fiscal 2005 the Company was under a Forbearance Agreement with its then primary lender - Comerica Bank. Under such agreement the Company was charged a higher interest rate on its debt (from prime plus 1.25% in fiscal 2004 to prime plus 4% in 2005) as well as an additional $0.1 million in forbearance fees during fiscal 2005.

The following table illustrates the Company's total long-term debt on a quarterly basis during fiscal 2005 and fiscal 2004.

                              TOTAL LONG TERM DEBT

                                   (BAR CHART)

                     2004      2005
                   -------   --------
NOV. 30            $ 4,712   $14,827
FEB. 28            $ 4,967   $ 8,210
MAY 31             $10,168   $10,254
AUG. 31            $15,755   $12,755
WEIGHTED-AVERAGE   $ 8,901   $11,512

OTHER EXPENSE -SUBORDINATED DEBT FINANCING COSTS

During the third quarter of fiscal 2005, the Company retired its $3.0 million subordinated debt with Hillstreet Capital. This subordinated debt was paid prior to the scheduled retirement and resulted in the Company expensing approximately $0.3 million of debt issuance costs during fiscal 2005. These debt issuance costs were originally capitalized at the time of the transaction (fiscal 2004) and were being amortized over the original repayment schedule.

                                  FISCAL 2006:

FEDERAL INCOME TAX

The Company's effective income tax rate was 0% for the years ended August 31, 2004, 2005 and 2006. The Company had approximately $164,000 of alternative minimum tax credits as of August 31, 2006, the use of which does not expire, and federal net operating loss carryforwards of $7,915,000, which expire, if unused, commencing fiscal 2022 through fiscal 2026. The Company has a valuation allowance of $4,615,000 and $4,964,000 at August 31, 2005 and 2006,
respectively, for net deferred tax assets, which may not ultimately be realized.

LIQUIDITY AND CAPITAL RESOURCES

                                   FISCAL YEAR ENDED
   LIQUIDITY AND CAPITAL       ------------------------
         RESOURCES                 2005          2006
----------------------------   ------------   ---------
Cash Flow From/(Used in):
-   Operations..............   $ 3,484,815    $(734,785)
-   Investing Activities....   $   356,163    $ 102,630)
-   Financing Activities....   $(3,602,703)   $ 553,859

For the fiscal year ended August 31, 2006, the Company's cash flow utilized in operating activities was $735,000. This mainly resulted from an increase of $5.25 million in accounts receivable, net of allowance for uncollectible accounts receivable, partially offset by $2.95 million decrease in contracts in process and a $1.2 million increase in accounts payable. From investing activities, the Company incurred $127,000 in additions to property, plant and equipment and a $229,000 increase in other assets. The Company's net cash from financing activities was $554,000. The cash from financing activities included additional borrowings under its Revolving Line of Credit of $3.3 million. These funds from financing activities were partially offset by reductions of debt of $2.7 million.

On May 17, 2005, the Company entered into a new senior loan facility agreement with Laurus. In connection with this facilty, the Company received a Term Loan in the aggregate principal amount of $3.2 million as well as a Revolving Credit Facility with a maximum availability of $10.0 million. Each of the Term Loan and any loans under the Revolving Facility are convertible by Laurus into shares of the Company's common stock at a rate of $1.66 per share. In addition, as part of the agreement, the Company issued an option to purchase 650,000 shares of its Common Stock at an exercise price of $.01.

The Company, in issuing an option for 650,000 shares at $.01 per share, triggered price protection provisions in previously issued warrants. Under the previous warrant agreements, if the Company issued warrants or options below the strike price of the warrants, the exercise price of the outstanding warrants would adjust to the lower exercise price. The Company had previous warrants for 315,792 shares of common stock with 157,896 shares priced at an exercise price of $5.07 per share and 157,896 priced at $5.53 per share. During 2005, certain warrant holders exercised such warrants at the adjusted price of $.01 per share and the Company issued an additional 210,528 shares of common stock.

The Company believes that the revolving line of credit and the funds generated from operations, will be sufficient to cover anticipated cash needs through fiscal 2007. Subsequent to fiscal 2006, the Company received an additional $1.0 million overformula from Laurus bringing the total overformula to $1.5 million. This additional overformula is available to be drawn by the Company as required. However, depending on the level of future sales, and the terms of such sales, an expanded credit line or other financial instruments may be necessary to finance increases in trade accounts receivable and contracts in process. The Company believes it will be able to obtain such expanded credit line and/or other financing, if required.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The table below presents our significant contractual obligations as of August 31, 2006:

                                            LESS THAN 1                              MORE THAN 5
                                 TOTAL          YEAR       1-3 YEARS     3-5 YEARS      YEARS
                              -----------   -----------   -----------   ----------   -----------
Long-term obligations(1)...   $15,616,485    $1,609,389   $14,007,096   $       --    $       --
Operating Lease............    15,202,605       998,712     3,116,817    3,355,827     7,731,249
Capital Lease..............         4,835         4,835            --           --            --
                              -----------    ----------   -----------   ----------    ----------
   Total Obligations          $30,823,925    $2,612,936   $17,123,913   $3,355,827    $7,731,249
                              ===========    ==========   ===========   ==========    ==========

(1) Includes interest on both fixed and variable-rate long-term obligations. The interest associated with variable-rate obligations is based on interest rates in effect at August 31, 2006. The contractual amounts to be paid on variable-rate obligations are impacted by changes in market interest rates, which could have a material effect on the contractual amounts to be paid.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The following table provides information on the Company's debt as of August 31, 2006 and 2005 that are sensitive to changes in interest rates.

                                                             AMOUNT
                 AS OF AUGUST 31, 2006                    OUTSTANDING     MATURITY DATE
-------------------------------------------------------   -----------   ----------------
CONVERTIBLE REVOLVING NOTE:
   -   Variable rate revolving credit line at an
       interest rate of prime rate plus 1.25% (as of
       August 31, 2006, an effective rate of 9.5%).....    $9,797,238   May 18, 2008

SECURED CONVERTIBLE TERM NOTE:
   -   At an interest rate of prime plus 4.00% (as of
       August 31, 2006, an effective rate of 12.25%)...    $2,036,364   May 18, 2008

OVERFORMULA:
   -   At an interest rate of prime plus 1.25% (as of
       August 31, 2006, an effective rate of 9.5%).....    $  550,000   January 31, 2006

                                                             AMOUNT
                 AS OF AUGUST 31, 2005                    OUTSTANDING     MATURITY DATE
-------------------------------------------------------   -----------   ----------------
CONVERTIBLE REVOLVING NOTE:
   -   Variable rate revolving credit line at an
       interest rate of prime rate plus 1.25% (as of
       August 31, 2005, an effective rate of 8.0%).....    $6,534,727   May 18, 2008

SECURED CONVERTIBLE TERM NOTE:
   -   At an interest rate of prime plus 4.00% (as of
       August 31, 2005, an effective rate of 10.75%)...    $3,200,000   May 18, 2008

OVERFORMULA:
   -   At an interest rate of prime plus 1.25% (as of
       August 31, 2005, an effective rate of 8.0%).....    $2,000,000   January 31, 2006

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Riviera Tool Company
Grand Rapids, Michigan

We have audited the accompanying balance sheet of Riviera Tool Company as of August 31, 2006, and the related statements of operations, common stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riviera Tool Company as of August 31, 2006, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a retained deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO SEIDMAN LLP

November 29, 2006

Board of Directors and Stockholders
Riviera Tool Company
Grand Rapids, Michigan

We have audited the accompanying balance sheet of Riviera Tool Company (the "Company") as of August 31, 2005, and the related statements of operations, common stockholders' equity and cash flows for each of the two years in the period ended August 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Riviera Tool Company as of August 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Riviera Tool Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has significant current debt, was not in compliance with certain terms of its debt agreements, and had losses from operations and a retained deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DELOITTE & TOUCHE LLP

Grand Rapids, Michigan
November 30, 2005

                              RIVIERA TOOL COMPANY
                                 BALANCE SHEETS

                                                                                         AUGUST 31
                                                                                ---------------------------
                                                                         NOTE       2005           2006
                                                                         ----   ------------   ------------
                                ASSETS

Current Assets
   -   Cash ..........................................................          $    239,475   $    161,179
   -   Accounts receivable, net ......................................             5,232,138     10,488,082
   -   Costs in excess of billings/(billings in excess of
          costs) on contracts in process .............................     4       2,844,444       (105,711)
   -   Inventories ...................................................     5         236,437        249,962
   -   Prepaid expenses and other current assets .....................               453,597        330,361
                                                                                ------------   ------------
          Total current assets .......................................             9,006,094     11,123,873

   -   Property, plant and equipment, net ............................     6      10,902,845      9,438,948
   -   Perishable tooling ............................................               708,319        610,048
   -   Other assets ..................................................               599,344        370,052
                                                                                ------------   ------------
          Total assets ...............................................          $ 21,216,599   $ 21,542,921
                                                                                ============   ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   -   Current portion of long-term debt .............................     7    $  3,287,510   $  1,757,631
   -   Accounts payable ..............................................             3,517,578      4,745,328
   -   Accrued liabilities ...........................................               661,833        533,929
                                                                                ------------   ------------
          Total current liabilities ..................................             7,466,921      7,036,088

   -   Long-term and subordinated debt, net of unamortized discount ..     7       8,870,045     11,002,033
   -   Accrued lease expense .........................................     9         897,885        995,084
   -   Other long-term liabilities ...................................                    --         16,386
                                                                                ------------   ------------
          Total liabilities ..........................................            17,234,851     19,050,391

Preferred Stock
   -   Preferred stock -- no par value
       $100 mandatory redemption value:
       Authorized-5,000 shares, Issued and outstanding- no shares ....                    --             --
   -   Preferred stock -- no par value,
       Authorized -- 200,000 shares
       Issued and outstanding -- no shares ...........................                    --             --

Common Stockholders' Equity
   -   Common stock -- no par value,
       Authorized -- 9,798,575 shares
       Issued and outstanding -- 3,984,874 and 4,257,601 at
          August 31, 2005 and 2006, respectively .....................            17,130,483     17,280,483
   -   Retained deficit ..............................................           (13,148,735)   (14,787,953)
                                                                                ------------   ------------
       Total common stockholders' equity .............................             3,981,748      2,492,530
                                                                                ------------   ------------
          Total liabilities and stockholders' equity .................          $ 21,216,599   $ 21,542,921
                                                                                ============   ============

                        See Notes to Financial Statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS

                                                        YEAR ENDED AUGUST 31
                                              ---------------------------------------
                                                  2004          2005          2006
                                              -----------   -----------   -----------
Sales .....................................   $24,689,221   $19,273,505   $24,041,337
Cost of sales .............................    30,038,654    16,981,201    21,337,441
                                              -----------   -----------   -----------
Gross profit (loss) .......................    (5,349,433)    2,292,304     2,703,896
Selling and administrative expenses .......     2,013,594     2,790,586     2,425,631
                                              -----------   -----------   -----------
Income (loss) from operations .............    (7,363,027)     (498,282)      278,265
Other income (expense):
   -   Interest expense ...................      (871,900)   (1,643,299)   (1,913,064)
   -   Other ..............................        (6,551)      (15,469)       (4,418)
   -   Subordinated debt financing costs ..            --      (345,198)           --
                                              -----------   -----------   -----------
Total other expense, net ..................      (878,451)   (2,003,966)   (1,917,483)
Loss before income taxes ..................    (8,241,478)   (2,502,248)   (1,639,218)
                                              -----------   -----------   -----------
Income taxes ..............................            --            --            --
                                              -----------   -----------   -----------
Net loss available for common shares ......   $(8,241,478)  $(2,502,248)  $(1,639,218)
                                              ===========   ===========   ===========
Basic and diluted loss per common share ...   $     (2.18)  $      (.65)  $      (.39)
                                              -----------   -----------   -----------
Weighted-Average basic and diluted common
   shares outstanding .....................     3,774,346     3,835,750     4,257,601

                        See Notes to Financial Statements

                              RIVIERA TOOL COMPANY
                    STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                             COMMON STOCK                           TOTAL
                                       -----------------------     RETAINED     STOCKHOLDERS'
                                         SHARES       AMOUNT        DEFICIT         EQUITY
                                       ---------   -----------   ------------   -------------
Balance -- August 31, 2003 .........   3,379,609   $15,115,466   $ (2,405,009)   $12,710,457
                                       =========   ===========   ============    ===========
   -   Sale of Common Stock ........     394,737     1,310,912             --      1,310,912
   -   Net loss ....................          --            --     (8,241,478)    (8,241,478)
                                       =========   ===========   ============    ===========
Balance -- August 31, 2004 .........   3,774,346   $16,426,378   $(10,646,487)   $ 5,779,891
                                       =========   ===========   ============    ===========
   -   Sale of Common Stock ........     210,528         2,105             --          2,105
   -   Issuance of Options .........          --       702,000             --        702,000
   -   Net loss ....................          --            --     (2,502,248)    (2,502,248)
                                       ---------   -----------   ------------    -----------
Balance -- August 31, 2005 .........   3,984,874   $17,130,483   $(13,148,735)   $ 3,981,748
                                       =========   ===========   ============    ===========
   -   Conversion of Term Debt to
       Common Stock ................     272,727       150,000             --        150,000
   -   Net loss ....................          --            --     (1,639,218)    (1,639,218)
                                       ---------   -----------   ------------    -----------
Balance -- August 31, 2006 .........   4,257,601   $17,280,483   $(14,787,953)   $ 2,492,530
                                       =========   ===========   ============    ===========

                        See Notes to Financial Statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED AUGUST 31
                                                              ---------------------------------------
                                                                  2004          2005          2006
                                                              -----------   -----------   -----------
OPERATING ACTIVITIES
Net loss ..................................................   $(8,241,478)  $(2,502,248)  $(1,639,218)
Adjustments to reconcile net loss to net cash from
    (used in) operating activities:
-   Depreciation and amortization .........................     1,757,862     1,673,470     1,848,014
-   Debt discount amortization.............................            --       104,000       198,250

Decrease (increase) in operating assets:
-   Accounts receivable ...................................    (6,065,246)    7,843,147    (5,255,944)
-   Costs in excess of billings on contracts in process ...    11,539,523    (2,175,301)    2,950,155
-   Inventories ...........................................        10,258         1,864       (13,525)
-   Perishable tooling ....................................      (108,982)       18,385      (159,184)
-   Prepaid expenses and other current assets .............        58,940      (218,394)      123,236

Increase (decrease) in operating liabilities:
-   Accounts payable ......................................      (111,662)   (1,391,315)    1,227,750
-   Accrued outsourced contracts payable ..................    (5,903,930)           --            --
-   Accrued lease expense .................................       100,204       156,991        97,199
-   Accrued liabilities ...................................        85,297       140,690      (127,904)
-   Deferred compensation .................................       166,475      (166,474)           --
-   Other long-term liabilities ...........................            --            --        16,386
                                                              -----------   -----------   -----------
       CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES .....    (6,712,739)    3,484,815      (734,785)

INVESTING ACTIVITIES
-   (Increase) decrease in other assets ...................      (298,437)      603,732       229,292
-   Purchases of property, plant and equipment ............    (1,040,319)     (247,569)     (126,662)
                                                              -----------   -----------   -----------
       CASH FLOWS FROM (USED) IN INVESTING ACTIVITIES .....    (1,338,756)      356,163       102,630

FINANCING ACTIVITIES
-   Proceeds from issuance of convertible term debt .......            --     3,200,000            --
-   Proceeds from issuance of convertible revolving note ..            --     6,534,727            --
-   Proceeds from/(reduction in) overformula note .........            --     2,000,000    (1,450,000)
-   Debt issue costs ......................................            --      (579,491)           --
-   Net borrowings (repayments) on revolving credit line ..     3,867,172    (9,849,532)    3,262,511
-   Proceeds from issuance of long-term debt ..............       435,100            --            --
-   Principal payments on long-term debt ..................      (606,059)   (1,877,646)   (1,250,783)
-   Proceeds from/(repayment) of subordinated debt ........     3,000,000    (3,000,000)           --
-   Increase/ (decrease) of capital lease .................        20,070        (7,366)       (7,869)
-   Deferred interest .....................................        25,500       (25,500)           --
-   Proceeds from sale of common stock ....................     1,310,912         2,105            --
                                                              -----------   -----------   -----------
       CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES .....     8,052,695    (3,602,703)      553,859
                                                              -----------   -----------   -----------
       INCREASE (DECREASE) IN CASH ........................         1,200       238,275       (78,296)
                                                              -----------   -----------   -----------
Cash -- beginning of year .................................            --         1,200       239,475
Cash -- end of year .......................................   $     1,200   $   239,475   $   161,179
                                                              ===========   ===========   ===========
Interest paid .............................................   $   481,900   $ 1,414,728   $ 1,800,217
Conversion of term debt to common stock ...................   $        --   $        --   $   150,000

                        See Notes to Financial Statements

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS.

     Riviera Tool Company (the "Company") designs, develops and manufactures custom and complex large scale metal stamping die systems used in the high-speed production of sheet metal stamped parts and assemblies for the automotive industry. These systems are mainly sold to DaimlerChrysler, General Motors Corporation, Mercedes-Benz, Peterbuilt Trucks, BMW and their tier one suppliers of sheet metal stamped parts and assemblies.

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

REVENUE RECOGNITION.

     The Company recognizes revenue on time and material contracts utilizing the completed-contract method. Revenue is recognized on all other contracts utilizing the percentage-of-completion method. Under the completed-contract method, the contract is considered complete and revenue is recognized when all costs have been incurred and the project has been approved by the customer. Under the percentage-of-completion method, estimated contract earnings are based on total estimated contract profits multiplied by the ratio of labor hours incurred to total estimated labor hours on the contract. Provisions for total estimated losses on contracts in process are recognized in the period such losses are determined. Changes in job performance, conditions and estimated profitability may result in revisions to costs and income and are recognized in the period such revisions are determined.

     Amounts billed to customers for shipping and handling are included in net sales, while shipping and handling costs incurred by the Company are included in cost of sales.

ACCOUNTS RECEIVABLE.

     Accounts receivable obligations are due under normal trade terms. The Company reviews a customer's credit history before extending credit and in most cases files liens on tools sold to customers.

     Management reviews accounts receivable periodically to determine if any amounts will potentially be uncollectible. Any amounts that are determined are included in the estimated uncollectible accounts receivable. As of August 31, 2005 and 2006, the Company had a $153,124 for estimated uncollectible accounts receivable, and had $84,365 and $142,171 of unbilled accounts receivable (completed contracts for which revenue earned exceeds amounts billed), respectively. Although the estimated uncollectible accounts receivable is based on management's knowledge of current events and actions it may take in the future, the estimate may ultimately differ from actual results.

INVENTORIES.

     Inventories are recorded at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT.

     Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset as follows:

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

PROPERTY, PLANT AND EQUIPMENT - CONTINUED

                   ASSET                 USEFUL LIVES
--------------------------------------   ------------
-   Leasehold Improvements............       7-20
-   Office Furniture and Fixtures.....       3-10
-   Machinery and Equipment...........       5-20
-   Computer Equipment and Software...       3-20
-   Transportation Equipment..........       5-10

     Expenditures for maintenance and repairs are charged to expense as incurred. The Company capitalizes interest cost associated with construction in process. There was no capitalized interest in 2004, 2005 and 2006.

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

EARNINGS PER SHARE.

     Basic earnings per share ("EPS) excludes dilution and is computed by dividing earnings/(loss) available to common stockholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. Diluted EPS is computed by increasing the weighted average number of shares outstanding by the dilutive effect, if any, of the issuance of common stock for options outstanding under the 1996 Incentive Employee Stock Option Plan, as amended, 1998 Key Employee Stock Option Plan, convertible debt and the other non-employee options. Weighted average shares issuable upon the exercise of stock options that were not included in the (loss) earnings per share calculations were 831,000 in the year ended August 31, 2006.

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

STOCK-BASED COMPENSATION - CONTINUED.

     reflected in net income (loss), as all options granted under its plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the Company applied the fair value recognition principles of SFAS No. 123, there would be no impact on net income (loss) for the years ended August 31, 2004, 2005 and 2006.

BUSINESS SEGMENT REPORTING.

     Based on the nature of its operations and products, the Company considers its business to be a single operating segment.

NEW ACCOUNTING STANDARDS.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (R), "Share-Based Payments" that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation costs will be recognized over the period that an employee provides services in exchange for the award. SFAS No. 123 (R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. SFAS No. 123 (R) became effective on September 1, 2005 andthe adoption of this standard did not have a material effect on the Company's financial statements.

Under the modified prospective method transition of SFAS 123R, compensation costs related to any non-vested portion of stock option awards outstanding at the adoption date are based on the grant date fair value of those awards. Since all stock options previously granted under the Company's plans were fully vested prior to August 31, 2002, there are no deferred compensation costs resulting from stock options to be accounted for on a prospective basis. There were no further stock options issued for all years presented.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes", which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for our fiscal year ended August 31, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

NOTE 2 -- BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal year 2005, the Company sustained a loss from operations of $498,282 and a net loss of $2,502,248 resulting in an accumulated deficit of $13,148,735. For fiscal 2006, the Company realized income from operations of $278,265 and a net loss of $1,639,218 resulting in an accumulated deficit of $14,787,953. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes that the revolving line of credit and the funds generated from operations, will be sufficient to cover anticipated cash needs through fiscal 2007. However, depending on the Company's level of future sales, terms of such sales, financial performance and cash flow of existing contracts, such financing may not be sufficient to support operations. Therefore, the Company may be required to seek additional sources of funding.

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 -- SALES TO MAJOR CUSTOMERS

The nature of the Company's business is such that a limited number of customers comprise a majority of its business in any given year, even though the specific customers will differ from year to year. The following table summarizes the Company's sales to customers that represent more than 10% of annual sales in the particular year presented (in 000's):

                                                    AUGUST 31
                                  ---------------------------------------------
            CUSTOMER                2004     %      2005     %      2006     %
-------------------------------   -------   ---   -------   ---   -------   ---
-   General Motors ............   $   938     4%  $ 3,425    18%  $   210     1%
-   Imperial Fabricators ......        --    --        --    --     5,961    25%
-   L+W Engineering ...........        --    --     2,429    13%    3,797    16%
-   Magna (and subsidiaries) ..        --    --        --    --     4,760    20%
-   Checker Motors ............        --    --        --    --     1,839     7%
-   DaimlerChrysler AG ........       209     1%    1,372     7%    1,737     7%
-   Oxford Automotive .........    18,640    75%    1,022     5%       --    --
-   Others ....................     4,902    20%   11,026    57%    5,737    24%
                                  -------   ---   -------   ---   -------   ---
      Total Sales .............   $24,689   100%  $19,274   100%  $24,041   100%
                                  =======   ===   =======   ===   =======   ===

Outstanding accounts receivable from three of these customers represented approximately 60 percent at August 31, 2005 and 2006 of the total accounts receivable.

During the year ended August 31, 2005, Gestamp Alabama ("Gestamp"), the alleged successor to Oxford Automotive, Inc. ("Oxford"), and Mercedes-Benz U.S. International, Inc. ("MBUSI") brought a civil action against the Company. On August 1, 2005, the Company reached a Settlement Agreement and Mutual Release with Gestamp and MBUSI. Under such settlement, Gestamp and MBUSI paid certain claims against the Company by its' subcontactors and the Company has agreed to provide certain services to Gestamp and MBUSI over the next three years. The value of such services total $1.8 million which was accrued and expensed in fiscal 2004 and is recorded as a liability of the Company on its August 31, 2005 and 2006 balance sheets.

NOTE 4 -- COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:

                                                                      AUGUST 31
                                                              ------------------------
                                                                 2005          2006
                                                              ----------   -----------
-   Costs incurred on contracts in process under the
       percentage-of-completion method ....................   $7,042,817   $12,981,159
-   Estimated net gross profit/(loss) .....................      (25,000)      675,000
                                                              ----------   -----------
       Total ..............................................    7,017,817    13,656,159

-   Less progress payments received and billings to date ..    4,173,373    13,761,870
                                                              ----------   -----------
       Costs/(Billings)in excess of billings/(Costs) on
          contracts in process ............................   $2,844,444   $  (105,711)

Included in estimated gross profit/(loss) for 2005 and 2006 are contracts with estimated loss accrued of $190,430 and $480,658, respectively.

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 -- INVENTORIES

Inventories consist of the following:

                                      AUGUST 31
                                 -------------------
                                   2005       2006
                                 --------   --------
-   Raw material stock........   $122,933   $138,839
-   Small tools and supplies..    113,504    111,123
                                 --------   --------
      Total...................   $236,437   $249,962
                                 ========   ========

NOTE 6 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                      AUGUST 31
                                              -------------------------
                                                  2005          2006
                                              -----------   -----------
-   Leasehold improvements.................   $ 1,489,302   $ 1,338,712
-   Office furniture and fixtures..........       174,524       104,313
-   Machinery and equipment................    23,135,344    21,696,157
-   Computer equipment and software........     2,854,788     1,264,779
-   Transportation equipment...............       109,782       102,036
                                              -----------   -----------
       Total cost .........................    27,763,740    24,505,997
-   Accumulated depreciation and
       amortization........................    16,860,895    15,067,049
                                              -----------   -----------
      Property, plant and equipment, net...   $10,902,845   $ 9,438,948
                                              ===========   ===========

NOTE 7 -- LONG-TERM AND SUBORDINATED DEBT

The Company's long-term and subordinated debt, which is subject to certain covenants discussed below, consists of the following:

                                                     AUGUST 31,
                                              -----------------------
                 DEBT TYPE                       2005         2006
-------------------------------------------   ----------   ----------
CONVERTIBLE REVOLVING NOTE
-   The convertible revolving working
    capital credit line is collateralized
    by substantially all assets of the
    Company and provides for borrowing,
    subject to certain collateral
    requirements, up to $10 million. The
    credit line is due May 17, 2008, and
    bears interest, payable monthly, at
    prime rate plus 1.25% (as of August 31,
    2006, an effective rate of 9.5%).......   $6,534,727   $9,797,238

OVERFORMULA
-   The overadvance loan is due February 1,
    2007 and bears interest at prime rate
    plus 1.25% (as of August 31, 2006, an
    effective rate of 9.5%)................    2,000,000      550,000

SECURED CONVERTIBLE TERM NOTE
-   The convertible term note is due May
    17, 2008 and is payable in monthly
    installments of $96,970 commencing
    September 1, 2005, plus interest at
    prime rate plus 4%, (as of August 31,
    2006, an effective rate of 12.25%).....    3,200,000    2,036,364

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 -- LONG-TERM AND SUBORDINATED DEBT - CONTINUED

                                                          AUGUST 31,
                                                  -------------------------
DEBT TYPE                                             2005          2006
-----------------------------------------------   -----------   -----------
NOTES PAYABLE TO BANK
-   Subordinated note payable to bank is
    due January 1, 2008 and is payable in
    monthly installments of $31,000,
    including interest at 11%..................     1,008,124       770,977

OTHER
-   Other......................................        12,704         4,835
                                                  -----------   -----------
       Total debt..............................    12,755,555    13,159,414
                                                  -----------   -----------
       Less: unamortized debt discount.........       598,000       399,750
       Less: current portion of long-term
          debt and unamortized debt discount...     3,287,510     1,757,631
                                                  -----------   -----------
             Long-term debt, net of
                unamortized discount...........   $ 8,870,045   $11,002,033
                                                  ===========   ===========

On May 17, 2005, the Company executed a new senior loan facility agreement with Laurus Master Fund LTD. ("Laurus"). Under such financing, the Company entered into a Securities Purchase Agreement and a Security Agreement (collectively, the "Agreements"). Pursuant to these agreements, the Company received a Secured Convertible Term Loan (the "Term Loan") in the aggregate principal amount of $3.2 million as well as a Revolving Credit Note (the "Revolving Facility") with a maximum availability of $11.0 million. The Revolving Facility is convertible by Laurus into shares of the Company's common stock at a rate of $1.66 per share. The Agreement is subject to certain restrictions and various covenants, including a borrowing base formula of ninety percent of eligible accounts receivable and fifty percent of the lesser of work-in-process inventory or $5 million. The Term Loan monthly installments may be paid in Company common stock if the average closing price of the Company's common stock for five trading days prior to due date is greater or equal to 115% of the fixed conversion price ($1.66) and the amount of such conversion does not exceed 25% of the aggregate trading dollar volume of the Company's common stock for the period of 22 trading days immediately preceding such conversion date. In addition, the Company issued an option to Laurus for the purchase of 650,000 shares of its Common Stock at an exercise price of $.01. The Company recorded the cost of this option as debt discount. The debt discount was determined by calculating the difference between the closing price of the stock on May 17, 2005 (the date of the option issuance) and the option exercise price of $.01 per share. The closing price on May 17, 2005 was $.93 per share, thus the total debt discount of the option was $702,000. The debt discount is being amortized over the term of the financing. During fiscal 2006 and 2005, the Company recorded $192,250 and $104,000 in debt discount expense, respectively.

Laurus has agreed that it will not convert either the Term Loan or any loans under the Revolving Facility into shares of the Company's Common Stock in amounts that would cause it to obtain an aggregate beneficial ownership of the Company's Common Stock exceeding 4.99% at any given time (or 19.99% in the event such limitation is suspended upon the occurrence of an "event of default" under any of the Agreements). The Company and Laurus agreed to customary terms and conditions including, but not limited to, the filing of a registration statement within 60 days from the date of the Agreements of shares of the Company's Common Stock issuable (i) upon exercise of the Option, (ii) upon conversion of the Term Loan, and (iii) upon conversion of up to $2.0 million under the Revolving Facility. The Company has an obligation to register an additional $2.0 million under the Revolving Facility upon issuance by the Company of an additional note evidencing such indebtedness.

In conjunction with the May 17, 2005 senior loan facility agreement, the Company issued options to purchase 650,000 shares at $.01 per share. The issuance of the 650,000-share option triggered a price protection clause related to the Series A Warrants. Under the Series A Warrant agreements, if the Company issued warrants or options below the strike price ($5.07 and $5.53), the exercise price of the outstanding Series A Warrants would adjust to the lower exercise price ($.01 per share). 210,528 warrants were exercised during 2005 at a price of $.01 per share.

On December 9, 2005, the Company agreed to convert $150,000 of Principal of its Convertible Note Payable into 272,727 shares of common stock at a conversion rate of 4.55 per share. In addition, on September 1, 2006, the Company agreed to convert $50,000 of principal of its Convertible Note Payable into 142,857 shares of common stock at a conversion rate of $.35 per share.

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 -- LONG-TERM AND SUBORDINATED DEBT - CONTINUED

Minimum scheduled principal payments on long-term debt to maturity as of August 31, 2006, are as follows:

FISCAL YEAR ENDED AUGUST 31,      AMOUNT
----------------------------   -----------
-   2007....................   $ 1,441,631
-   2008....................    11,522,756
-   2009....................       195,027
-   2010....................            --
-   2011....................            --
                               -----------
       Total................   $13,159,414
                               -----------

The estimated fair value of the Company's notes payable approximates its carrying amount.

NOTE 8 -- FEDERAL INCOME TAXES

The provision for federal income taxes is as follows:

                                    AUGUST 31
                               ------------------
                               2004   2005   2006
                               ----   ----   ----
-   Current expense.........    $--    $--    $--
-   Deferred expense........     --     --     --
                                ---    ---    ---
       Income tax expense...    $--    $--    $--
                                ===    ===    ===

The difference between the federal statutory tax rate and the Company's effective rate was:

                                             AUGUST 31
                                       --------------------
                                       2004    2005    2006
                                       ----    ----    ----
-   Federal statutory tax rate......     34%    (34%)   (34%)
-   Effect of valuation allowance...    (34%)    34%     34%
                                        ---     ---     ---
       Effective tax rate...........     --      --      --
                                        ===     ===     ===

The details of the net deferred tax liability are as follows:

                                                             AUGUST 31
                                                     -------------------------
                                                         2005         2006
                                                     -----------   -----------
Deferred tax liabilities:
-   Depreciation..................................   $(3,287,537)  $(3,391,000)
                                                     -----------   -----------
Deferred tax assets:
-   Alternative minimum tax credit carryforward...       164,288       164,288
-   Accrued lease expense.........................       305,281    272,000329
-   Deferred compensation and other items.........       128,867          808,
-   Net operating loss carryforward...............     7,303,721     7,111,000
                                                     -----------   -----------
       Total deferred tax assets..................     7,902,157     8,355,288
-   Valuation allowance recognized for net
       deferred tax assets.......                     (4,614,620)   (4,964,288)
                                                     -----------   -----------
       Net deferred tax liability.................   $        --   $        --
                                                     ===========   ===========

The net operating loss carryforwards will expire, if unused, commencing fiscal 2022 through fiscal 2006.

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9 -- OPERATING LEASES

The Company leases its manufacturing and office facilities under a noncancellable operating lease that expires on October 31, 2018. The agreement provides for annual lease payments plus an escalation of approximately $.14 per square foot for the lease term. The Company has an option to renew this lease for an additional 10-year term at a rate based upon the then prevailing market rates for similar-type properties. Generally accepted accounting principles require that rent expense related to this type of lease be recognized ratably over the term of the lease. The difference between the rent payments made and the amount of expense recognized has been recorded as accrued lease expense (a liability). For the years ended August 31, 2004, 2005 and 2006, the cash payments made exceeded the lease expense by $100,204, $156,990 and $97,199, respectively. The Company has various operating leases, including the noncancellable operating lease noted above, that expire during the next 15 years. Rent expense under these leases for the years ended August 31, 2004, 2005 and 2006 amounted to $1,098,955, $1,155,522, and $1,066,603, respectively.

On March 31, 2006, the Company entered into a sublease with another company for space in the Company's facility. The agreement commenced March 31, 2006 and expires on March 31, 2009. The agreement provides for annual lease payments ranging from $63,000 to $65,545.

The following is a schedule of future minimum rent payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of August 31, 2006.

                                               LEASE
YEAR ENDING AUGUST 31,                        PAYMENTS
-----------------------------------------   -----------
-   2007.................................   $ 1,013,135
-   2008.................................     1,039,332
-   2009.................................     1,064,351
-   2010.................................     1,090,548
-   2011.................................     1,083,925
-   2012 and after.......................     9,996,528
                                            -----------
       Total minimum payments required...   $15,287,819
                                            ===========

NOTE 10 -- RETIREMENT PLANS

The Company has a profit-sharing plan that covers substantially all employees. The plan includes a 401(k) deferred-compensation option and a Company matching contribution. The plan allows for discretionary Company contributions as determined annually by the Company's Board of Directors. No discretionary contributions were made for the years-ended August 31, 2004, 2005, and 2006. Effective January 1, 2002, the Company suspended its matching share of the employees' contribution.

The Company has an Executive Deferred Compensation Plan with an officer who retired December 31, 2004. Under the plan, the Company will pay to the retired individual, his heirs and assignees a retirement benefit equal to $50,000 per year for five years. At the time of retirement, the Company had a key-man life insurance policy for $250,000 on the executive. During fiscal 2005, the Company transferred the policy to the retired individual based upon a value of $100,000. In addition, the Company paid $107,840 during fiscal 2005 and the remaining liability of $42,160 in fiscal 2006.

NOTE 11 -- STOCK OPTION PLANS

The Company's 1996 Stock Option Plan (the "Option Plan") was adopted by the Board of Directors and approved by the stockholders on October 31, 1996. Under the Option Plan, 250,000 shares of Common Stock were reserved for issuance and are intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Stock options granted to Company personnel under the Option Plan are at exercise prices equal to the market value of the stock on the date of grant. The options vest one year from the date of grant and recipients must be employed by the Company at the time of exercise.

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 -- STOCK OPTION PLANS - CONTINUED

The Company's 1998 Key Employee Stock Option Plan (the "Key Option Plan") was adopted by the Board of Directors and approved by the stockholders on December 16, 1998. Under the Key Option Plan, 200,000 shares of Common Stock were reserved for issuance and do not qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Stock options granted to Company personnel and Directors under the Key Option Plan are at exercise prices equal to the market value of the stock on the date of grant. The options vest one year from the date of grant and recipients must be employed by the Company at the time of exercise.

A summary of the status of the Option Plan and Key Option Plan during the years' presented is as follows:

                                                           WEIGHTED AVERAGE
      1996 STOCK OPTION PLAN, AS AMENDED          SHARES    EXERCISE PRICE
----------------------------------------------   -------   ----------------
   Outstanding at end of year, August 31, 2003   110,000        $ 4.83
                                                 =======        ======
Fiscal Year Ended August 31, 2004
-   Stock options granted ....................        --            --
                                                 -------        ------
   Outstanding at end of year, August 31, 2004   110,000        $ 4.83
                                                 =======        ======
Fiscal Year Ended August 31, 2005
-   Stock options forfeited...................   (10,000)       $6.625
-   Stock options forfeited...................   (20,000)       $ 3.75
                                                 -------        ------
   Outstanding at end of year, August 31, 2005    80,000        $ 4.83
                                                 =======        ======
Fiscal Year Ended August 31, 2006
-   Stock options granted.....................        --            --
                                                 -------        ------
   Outstanding at end of year, August 31, 2006    80,000        $ 4.83
                                                 =======        ======
      1998 KEY EMPLOYEE STOCK OPTION PLAN
   Outstanding at end of year, August 31, 2003   103,000        $ 5.20
                                                 =======        ======
Fiscal Year Ended August 31, 2004
-   Stock options granted.....................        --            --
                                                 -------        ------
   Outstanding at end of year, August 31, 2004   103,000        $ 5.20
                                                 =======        ======
Fiscal Year Ended August 31, 2005
-   Stock options forfeited...................    (1,000)       $ 3.75
-   Stock options forfeited...................    (1,000)       $6.625
                                                 -------        ------
   Outstanding at end of year, August 31, 2005   101,000        $ 5.20
                                                 =======        ======
Fiscal Year Ended August 31, 2006
-   Stock options granted/(forfeited).........        --            --
                                                 -------        ------
   Outstanding at end of year, August 31, 2006   101,000        $ 5.20
                                                 =======        ======

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 12 -- WARRANTS AND OPTION

On March 16, 2004, the Company sold 394,737 shares of common stock in a private placement with four accredited investors for $1,500,000. In connection with this purchase, the Company issued Series A Warrants for eighty percent warrant coverage of the initial shares purchased (315,792 shares) with half of such warrants having an exercisable price of 110% of the average of the 20 consecutive Closing Prices immediately prior to March 16, 2004 (exercise price of $5.07 per share) and the other half with an exercise price of 120% of the average of the 20 consecutive Closing Prices immediately prior to March 16, 2004 (exercise price of $5.53 per share). Such Series A Warrants are exercisable for five years commencing six months from the Closing date. In addition, the Company issued Series A Warrants to purchase up to 20,000 shares of common stock at the same terms to the broker of the transaction.

In conjunction with the May 17, 2005 senior loan facility agreement, the Company issued options to purchase 650,000 shares at $.01 per share. The issuance of the 650,000-share option triggered a price protection clause related to the Series A Warrants. Under the Series A Warrant agreements, if the Company issued warrants or options below the strike price ($5.07 and $5.53), the exercise price of the outstanding Series A Warrants would adjust to the lower exercise price ($.01 per share). 210,528 warrants were exercised during 2005 at a price of $.01 per share. The remaining warrants for 125,792 shares, which were not exercised, expired during fiscal 2006.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Deloitte & Touche LLP had been the public accounting firm retained by the Company since 1999 and resigned on January 13, 2005. Riviera and Deloitte agreed that the resignation was not the result of any disagreement between the Company and Deloitte & Touche, LLP on matters of accounting principles, practices, financial statement disclosure, auditing scope or procedure. On February 14, 2006, the Company appointed BDO Seidman, LLP as the Company's new independent registered public accounting firm for fiscal year ended August 31, 2006.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15e, and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting: There were no changes in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ended August 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company is not currently an accelerated or large accelerated filer and is not currently subject to the internal control reporting requirements under
Section 404 of the Sarbanes-Oxley Act until its next fiscal year, which will end on August 31, 2007. The Company has begun documentation of processes for its internal controls and will comply with Section 404 as required.

ITEM 9B. OTHER INFORMATION

     Not applicable

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our present Directors and Executive Officers are as follows:

                                                                                               COMMITTEES OF THE BOARD
                                                                                                     OF DIRECTORS
                                                                   CLASS OF    BOARD OF   ---------------------------------
                                            POSITION               DIRECTOR   DIRECTORS   AUDIT   COMPENSATION   GOVERNANCE
                                --------------------------------   --------   ---------   -----   ------------   ----------
Kenneth K. Rieth.............   Chairman, C.E.O                       III      CHAIRMAN
James V. Gillette............   Director                              III         X       CHAIR         X           CHAIR
Dr. Jay S. Baron.............   Director                              II          X         X         CHAIR           X
J. Dann Engels...............   Director                               I          X         X           X             X
Peter C. Canepa..............   C.F.O, Treasurer, Secretary
Thomas J. Winters............   Vice President of Sales
Brian Rieth..................   Vice President & General Manager

There are no family relationships among any of the directors or executive officers of the Company with the exception of Brian Rieth whose compensation is based upon an arms-length transaction upon prevailing salaries for similar positions within the industry.

Set forth below is each Director and Executive Officer's name and the year in which he first became a Director, and a brief account of the business experience of each Director and Executive Officer during the past five years

DIRECTORS:

KENNETH K. RIETH              DIRECTOR SINCE 1980                         AGE 47

     Mr. Rieth has been Chief Executive Officer and President of Riviera Tool Company since 1980.

DR. JAY S. BARON              DIRECTOR SINCE 2002                         AGE 41

     Dr. Jay S. Baron has been a Director of Riviera Tool Company since October of 2002. Dr. Baron holds a Ph.D. and Master's Degree in Industrial and Operations Engineering. Dr. Baron currently is President and Chief Executive Officer of the Center for Automotive Research. Previously, Dr. Baron was the Manager of Manufacturing Systems for the University of Michigan's OSAT department

JAMES V. GILLETTE             DIRECTOR SINCE 2004                         AGE 51

     Mr. Gillette has been a Director of Riviera Tool Company since January of 2004. Mr. Gillette currently is Director of Supplier Analysis of CSM Worldwide, a provider of specialized global automotive industry advice to commercial and investment banks, private equity firms, investment analysts and others. Previously, Mr. Gillette spent thirteen years as vice president of automotive forecasting at IRN, Inc.

J. DANN ENGELS                DIRECTOR SINCE 2005                         AGE 50

     Mr. Engels has been a Director of Riviera Tool Company since January of 2005. Mr. Engels holds Bachelor degrees in Letters and Engineering Industrial and Operations Engineering. In addition, he holds Masters' Degrees in both Mechanical Engineering and Industrial and Operations Engineering. Mr. Engels is the founder and director of Global Rush, an international automotive parts and tooling sourcing strategist, Optiprise, a lean manufacturing consulting business, and ISC Software, a materials handling software developer.

EXECUTIVE OFFICERS:

PETER C. CANEPA                                                           AGE 48

     Mr. Canepa has been Chief Financial Officer, Secretary and Treasurer of the Company since March of 1994.

THOMAS J. WINTERS                                                         AGE 65

     Mr. Winters has been Vice President of Sales of the Company since June of 1996.

BRIAN RIETH                                                               AGE 44

     Mr. Rieth has been Vice President and General Manager of the Company since August of 2001.

DIRECTOR COMPENSATION

     Directors who are employees of Riviera Tool Company receive no additional compensation for serving on the board of directors. On an annual basis, a non-employee director receives a fee of $5,000.

COMMITTEES OF THE BOARD AND MEETINGS

     The Board held four meetings during the fiscal year ended August 31, 2006. All directors attended at least 75% of the meetings of the Board during fiscal 2006. Our Board has an Audit Committee, a Compensation Committee and a Nominating/Corporate Governance Committee.

     The Audit Committee, which presently consists of Messrs. Gillette, Baron and Engels held five meetings during fiscal 2006. All members attended at least 80% of the meetings. In the event a member was unable to participate in any given meeting, the Chairman of the Audit Committee briefed, in full, such absentee member as to the discussion at such meeting. The Audit Committee reviews and satisfies itself as to the adequacy of the structure of our financial organization and as to the proper implementation of our financial reporting and accounting policies. Mr. Gillette serves as Chairman of the Audit Committee, and our Board has determined that Mr. Gillette is an "Audit Committee financial expert" as defined in Item 401 of Regulation S-K. We believe that each of our Audit Committee members is financially sophisticated and able to read and understand our financial statements. A copy of the Audit Committee Charter is attached as Exhibit 14.3 on the Company's Annual Report on Form 10K.

     The Compensation Committee, which presently consists of Messrs. Gillette, Baron and Engels and makes recommendations to the Board as to salaries, bonuses, and other forms of compensation for our Chief Executive Officer, other executive officers, and other members of senior management. Dr. Baron serves as Chairman of the Compensation Committee. During fiscal 2006 the Compensation Committee held no meetings. A copy of the Compensation Committee Charter is attached as
Exhibit 14.4 on the Company's Annual Report on Form 10K.

     Our Nominating/Corporate Governance Committee, which consists of Messrs. Gillette, Baron and Engels, is responsible for identifying and evaluating nominees for director and for recommending the nominees for election at our Annual Meeting of Stockholders. During fiscal 2006, the Nominating/Corporate Governance Committee held one meeting. Mr. Gillette serves as Chairman of the Nominating/Corporate Governance Committee. Each of the members of the Nominating/Corporate Governance Committee is independent as defined by Section 803 to the AMEX Company Guide. The Nominating/Corporate Governance Committee recommend for nomination the director nominee set forth in this Proxy Statement. In evaluating the suitability of individuals for Board membership, our Nominating/Corporate Governance Committee takes into account many factors, including whether the individual meets requirements for independence; the individual's general understanding of the various disciplines relevant to the success of a publicly-traded company; the individual's understanding of our businesses and markets; the individual's professional expertise and educational background; and other factors that promote diversity of views and experience. Our Nominating/Corporate Governance Committee evaluates each individual in the context of our Board as a whole, with the objective of recommending a group of directors that can best perpetuate the success of the business and represent stockholder interests through the exercise of sound judgment, using its diversity of experience. In determining whether to recommend a director for re-election, our Nominating/Corporate Governance Committee considers a director's past attendance at meetings and participation in, and contributions to, the activities of the Board. Our Nominating/Corporate Governance Committee has not established any specific minimum qualification standards for nominees to our Board, although from time to time our Board may identify certain skills or attributes (e.g., financial experience and investment advisory and sub-advisory management experience) as being particularly desirable to help meet specific Company needs that have arisen. Our Nominating/Corporate Governance Committee does not distinguish between nominees recommended by stockholders and other nominees.

     In identifying potential candidates for Board membership, the Nominating/Corporate Governance Committee relies on suggestions and recommendations from Board members, management and others. The Nominating/Corporate Governance Committee may also retain search firms to assist it in identifying potential candidates for director, gathering information about the background and experience of such candidates and acting as an intermediary with such candidates. Currently, no such firms have been retained. A copy of the Corporate Governance Committee Charter is attached as Exhibit 14.2 on the Company's Annual Report on Form 10K.

CORPORATE GOVERNANCE

     We monitor regulatory developments and review our policies, processes and procedures in the area of corporate governance to respond to such developments. As part of those efforts, we review federal laws affecting corporate governance, as well as rules adopted by the U.S. Securities and Exchange Commission and AMEX.

CODE OF ETHICS AND BUSINESS CONDUCT

     The Board has adopted a Code of Ethics and Business Conduct ("Code of Ethics") that applies to all of our employees, officers and directors. Our Code of Ethics constitutes our "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act and the "code of conduct" under AMEX Rules. A copy of the Code of Ethics is attached as Exhibit 14.1 on the Company's Annual Report on Form 10K.

ITEM 11. EXECUTIVE COMPENSATION

     The following table provides information about the compensation of the Company's Chief Executive Officer and three other most highly compensated officers at fiscal years ended August 31, 2004, 2005, and 2006. The additional table provides detailed information about the employees' stock options.

                           SUMMARY COMPENSATION TABLE

                                                                    LONG-TERM COMPENSATION
                                        ANNUAL COMPENSATION               SECURITIES
                                  -------------------------------   ----------------------
                                                          OTHER     INCENTIVE                  ALL OTHER
   NAME AND PRINCIPAL                                     ANNUAL      STOCK     RESTRICTED   COMPENSATION
        POSITION           YEAR    SALARY    BONUS(1)   COMP. (2)    OPTIONS       STOCK          (3)
------------------------   ----   --------   --------   ---------   ---------   ----------   ------------
KENNETH K. RIETH........   2006   $250,000    $    --      $--         $--          $--         $1,500
President, CEO and         2005   $250,000    $    --      $--         $--          $--         $1,500
Chairman                   2004   $250,000    $    --      $--         $--          $--         $1,500

BRIAN RIETH.............   2006   $175,000    $    --      $--         $--          $--         $   --
Vice President & General   2005   $175,000    $    --      $--         $--          $--         $   --
Manager                    2004   $147,000    $20,000      $--         $--          $--         $   --

PETER C. CANEPA.........   2006   $160,000    $    --      $--         $--          $--         $2,650
Secretary, Treasurer and   2005   $140,000    $20,000      $--         $--          $--         $2,495
CFO                        2004   $140,000    $    --      $--         $--          $--         $  515

THOMAS J. WINTERS.......   2006   $140,000    $    --      $--         $--          $--         $   --
Vice President of Sales    2005   $140,000    $    --      $--         $--          $--         $   --
                           2004   $140,000    $    --      $--         $--          $--         $   --

(1) Does not include any value that might be attributable to job-related personal benefits, the annual value of which has not exceeded the lesser of 10% of annual salary plus bonus or $50,000 for each executive officer.

(2) The Named Executives each received certain perquisites, the aggregate value of which did not exceed, as to any Named Executive in any of the last three fiscal years, the lesser of $50,000 or 10% of such Named Executive's annual salary and bonus.

(3) Compensation consisted of the dollar value of insurance premiums paid by the Company with respect to a life insurance policy on behalf of the Named Executive Officer.

OPTION GRANTS TABLE

     No stock options were granted during fiscal year ended August 31, 2006.

OPTION EXERCISES TABLE

     The following table provides information on the value of options held by each of the executive officers of the Company at August 31, 2006 measured in terms of the closing price of the Company's Common Shares on that day. There were no options exercised by any officer during the year.

                             OPTION EXERCISES TABLE

                                         SHARES                NUMBER OF SECURITIES    VALUE OF UNEXERCISED
                                        ACQUIRED              UNDERLYING UNEXERCISED      OPTIONS IN-THE-
                                           ON        VALUE    OPTIONS/SARS AT AUGUST     MONEY OPTIONS AT
NAME AND PRINCIPAL POSITION             EXERCISE   REALIZED    31, 2006 EXERCISABLE       AUGUST 31, 2006
-------------------------------------   --------   --------   ----------------------   --------------------
                                                                     (shares)
Kenneth K. Rieth - President,
   C.E.O. & Chairman.................      --         --             100,000(1)                 $ 0
Peter C. Canepa - Secretary,
   Treasurer and CFO.................      --         --              30,000(2)                 $ 0
Thomas J. Winters
   Vice President of Sales...........      --         --              30,000(2)                 $ 0
Brian Rieth,
   Vice President of Manufacturing...      --         --                  --                     --

(1) On November 2, 1998, Mr. Rieth was granted a stock option for 50,000 shares, exercisable at $6.625 per share under the 1998 Key Employee Stock Option Plan, expiring November 2, 2008. On November 24, 2000, Mr. Rieth was granted a stock option for 50,000 shares, exercisable at $3.75 per share after November 24, 2000 and expires November 2, 2009.

(2) On November 2, 1998, Messrs. Winters and Canepa were granted stock options for 10,000 shares each, exercisable at $6.625 per share under the 1996 Incentive Employee Stock Option Plan, as amended, expiring November 2, 2008. On November 24, 2000, Messrs. Winters and Canepa were granted stock options for 20,000 shares each, exercisable at $3.75 per share after November 24, 2000 and expire November 2, 2009.

     The Company has shares available for future issuance under the above equity compensation plans as of August 31, 2006 as follows:

                                        NUMBER OF SECURITIES                            NUMBER OF SECURITIES
                                          TO BE ISSUED UPON      WEIGHTED-AVERAGE     REMAINING AVAILABLE FOR
                                             EXERCISE OF         EXERCISE PRICE OF     FUTURE ISSUANCE UNDER
                                        OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     EQUITY COMPENSATION
            PLAN CATEGORY                WARRANTS AND RIGHTS    WARRANTS AND RIGHTS            PLANS
-------------------------------------   --------------------   --------------------   -----------------------
EQUITY COMPENSATION PLANS APPROVED BY
          SECURITY HOLDERS:
1996 Stock Option Plan, as amended          80,000 shares         $4.83 per share          170,000 shares
1998 Key Employee Stock Option Plan        101,000 shares         $5.20 per share           99,000 shares
                                           --------------         ---------------          --------------
   Total                                   181,000 shares         $5.05 per share          269,000 shares
                                           ==============         ===============          ==============

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

COMPENSATION PROGRAMS

BASE SALARY: The Committee reviews each officer's salary annually. In determining appropriate salary levels, consideration is given to scope of responsibility, experience, Company and individual performance as well as pay practices of other companies relating to executives with similar responsibility.

In addition, with respect to the base salary of Mr. Rieth, the Compensation Committee has acknowledged the longevity of Mr. Rieth's service to the Company and its belief that Mr. Rieth is an excellent representative of the Company within the industry. In assessing Mr. Rieth's compensation, the committee engaged an independent firm to perform a review of his proposed compensation. Upon completion of such review, the Board of Directors established Mr. Rieth's base salary on April 25, 2003. This base compensation consists of a regular payroll payment of $250,000 per year plus an annual bonus equal to 3.5% of the Company's income from operations before such bonus expense. Messrs. Canepa received a base salary of $160,000 for fiscal 2006.

BONUS AWARDS: The Company's officers may be considered for annual cash bonuses, which are awarded to recognize and reward corporate and individual performance based on meeting specified goals and objectives. The plan in effect for fiscal 2005 for Mr. Rieth did not provide a bonus to Mr. Rieth. In determining a bonus to Mr. Rieth, the Committee reviews compensation levels and financial results available to it for chief executive officers for similarly sized companies as well as those located near the Company's headquarters. Mr. Rieth recommends to the Committee Mr. Canepa's bonus based on his review of corporate and his individual performances as well as the performance bonus the management team awards to employees of the Company other than Messrs. Canepa and Rieth.

STOCK OPTION: Under the Company's 1996 Incentive Stock Option Plan, as amended, stock options may be granted to the Company's key employees including Messrs. Rieth and Canepa. The number of options granted is determined by the subjective evaluation of the person's ability to influence the Company's long-term growth and profitability. For fiscal 2006, no stock options were issued under such plan.

     Under the Company's 1998 Key Employee Stock Option Plan, stock options may be granted to the Company's key employees and directors including Messrs. Rieth, Baron, Engels, Gillette and Canepa. The number of options granted is determined by the subjective evaluation of the person's ability to influence the Company's long-term growth and profitability. For fiscal 2005, no stock options were issued under such plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information with respect to the beneficial ownership of the Company's common stock as of November 29, 2006 with respect to
(i) each stockholder known by the Company to be the beneficial owner of 5% of the Company's common stock: (ii) each of the Company's directors; (iii) each Executive Officer or Significant Employee listed in the Summary Compensation Table under the heading "Executive Compensation" and (iv) all directors and executive officers as a group. On the table, 4,400,458 shares of common stock were issued and outstanding. Unless otherwise indicated, all persons named as beneficial owners of common stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned.

                           BENEFICIAL OWNERSHIP TABLE

                                                       COMMON      PERCENTAGE OF
                                                       SHARES       TOTAL COMMON
NAMED EXECUTIVE, DIRECTOR,                          BENEFICIALLY   SHARES OF THE
BENEFICIAL HOLDER OR IDENTITY OF GROUP                  OWNED         COMPANY
-------------------------------------------------   ------------   -------------
Kenneth K. Rieth, Director ......................    767,116           17.4%
J. Dann Engels, Director ........................         --             --
Dr. Jay S. Baron, Director ......................         --             --
James V. Gillette, Director .....................      1,000              *
Peter C. Canepa, Executive ......................     35,512(2)         0.8
Thomas J. Winters, Executive ....................     20,000(2)         0.5
Brian Rieth, Executive ..........................         --             --
                                                     -------           ----
ALL NAMED EXECUTIVES AND DIRECTORS AS A
   GROUP (7 PERSONS) ............................    823,628           18.7%
                                                     -------           ----

(1) Prior to August 3, 2006, Riviera Holding Company, 100% owned by Kenneth K. Rieth, President and CEO of Riviera Tool Company, owned 667,116 shares of the Common Shares of Riviera Tool Company. On August 3, 2006, Riviera Holding Company was liquidated. The only assets held by Riviera Holding Company were 667,116 shares of Riviera Tool Company. Such stock was distributed to Kenneth K. Rieth in exchange of all the outstanding stock of Riviera Holding Company held by Mr. Rieth. In addition, amount includes 100,000 shares, which Mr. Rieth has the right to acquire through exercise of stock options granted under the 1998 Key Employee Stock Option Plan.

(2) Amount includes 20,000 and 30,000 shares of which Mr. Winters and Mr. Canepa, respectively, each have the right to acquire through exercise of a stock option grant under the 1996 Incentive Stock Option Plan.

*    Beneficial ownership of less than 0.1% of the class.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
     INDEPENDENCE

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

     Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file reports on Form 5 for the fiscal year ended August 31, 2006, the Company believed that all its officers, directors and beneficial owners of greater than ten percent of the Company's Common Shares have filed all reports applicable to them with respect to transactions during the fiscal year ended August 31, 2006.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the compensation committee during fiscal year ended 2006 were J. Dann Engels, James V. Gillette and Dr. Jay S. Baron. Neither Messrs. Engels, Gillette nor Dr. Baron were ever an officer or employee of the Company or any of its subsidiaries, and none of them had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K for the fiscal year ended 2006.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

     Our by-laws provide for a broad right for indemnification for any person who is or was involved in any manner in any threatened, pending, or completed investigation, claim, action, suit, or proceeding by reason of the fact that the person had agreed to become a director, officer, employee, or agent of our company.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been informed that in the opinion of the Commission this type of indemnification is against public policy as expressed in the Act and is, therefore unenforceable. In the event that a claim for indemnification against liabilities arising under the Securities Act (other than the payment by the registrant of expenses incurred or paid by a director, officer, or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by any director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of the submitted issue.

BOARD MEMBER INDEPENDENCE

     The Board of Directors has affirmatively determined, by resolution of the Board of Directors as a whole, that the following directors have no direct or indirect material relationship with the Company and satisfy the requirements to be considered "independent" in accordance with the rules of the American Stock
Exchange: Messrs. James V. Gillette, Dr. Jay S. Baron and J. Dann Engels. As a result, each of the Audit Committee, the Compensation Committee and the Corporate Governance Committee is comprised entirely of independent directors, as determined by the Board.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The Audit Committee has appointed BDO Seidman, L.L.P. ("Seidman") as the independent registered public accounting firm of our Company for the fiscal year ending August 31, 2007.

PRE-APPROVAL POLICIES AND PROCEDURES

     The Audit Committee or any member designated by the Audit Committee Chairman, approves in advance all audit and any non-audit service rendered by Seidman to Riviera. Any member to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. Seidman does not provide any business consulting or other non-audit services to the Company.

     All audit, audit-related and tax services performed by our independent registered public accounting firm which required pre-approval, as defined in our Audit Committee's policies and procedures, were pre-approved. Services other than audit, review, or attest services, which did not require pre-approval pursuant to those policies were brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Chairman of our Audit Committee in accordance with SEC rules and regulations.

AUDIT FEES

     Deloitte & Touche LLP had been the public accounting firm retained by the Company since 1999 and resigned on January 13, 2005. Riviera and Deloitte agreed that the resignation was not the result of any disagreement between the Company and Deloitte & Touche, LLP on matters of accounting principles, practices, financial statement disclosure, auditing scope or procedure. On February 14, 2006, the Company appointed BDO Seidman, LLP as the Company's new independent registered public accounting firm for fiscal year ended August 31, 2006.

     BDO Seidman LLP's fees for professional services total $139,000 for the year ended August 31, 2006 out of a total of $159,980 in fees paid for professional services to all accounting firms. BDO Seidman LLP fees for professional services included the following:

     - Audit Fees - BDO Seidman LLP fees relating to the year ended August 31, 2006 audit and quarterly reviews were $125,000. BDO Seidman LLP fees relating to the review of the Form S-1 filed on August 11, 2006 was $4,000.

     - Audit-related Fees - BDO Seidman LLP fees relating to the audit of the Company's profit-sharing plan were $10,000.

     - There were no fees paid to BDO Seidman LLP for tax services or for any other services not described above.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as a part of this report:

     1. Financial Statements - The Financial Statements of Riviera Tool Company in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

     2. Financial Statement Schedules - All Financial Statement Schedules are omitted because they are not required or applicable, or the required information is shown in the Financial Statements or the notes thereto.

     3.   Exhibits

          10.1 Security Agreement between Laurus Master Fund, Ltd. and Riviera Tool Company dated May 17, 2005 (Incorporated by reference to the Company's current report filed on form 8-K filed May 17, 2005)

          10.2 Registration Rights Agreement between Laurus Master Fund, Ltd. and Riviera Tool Company, dated May 17, 2005 (Incorporated by reference to the Company's current report filed on form 8-K filed May 17, 2005)

          10.3 Master Security Agreement between Laurus Master Fund, Ltd. and Riviera Tool Company dated May 17, 2005 (Incorporated by reference to the Company's current report filed on form 8-K filed May 17, 2005)

          10.4 Securities Purchase Agreement between Laurus Master Fund, Ltd. and Riviera Tool Company dated May 17, 2005 (Incorporated by reference to the Company's current report filed on form 8-K filed May 17, 2005)

          10.5 Secured Convertible Minimum Borrowing Note dated May 17, 2005 (Incorporated by reference to the Company's current report filed on form 8-K filed May 17, 2005)

          10.6 Option Agreement dated May 17, 2005 (Incorporated by reference to the Company's current report filed on form 8-K filed May 17,
               2005)

          10.7 Secured Revolving Note dated May 17, 2005(Incorporated by reference to the Company's current report filed on form 8-K filed May 17, 2005)

          10.8 Secured Convertible Term Note dated May 18, 2005 (Incorporated by reference to the Company's current report filed on form 8-K filed May 17, 2005)

          10.9 Amended and Retated Overadvance Side Letter between Registrant and Laurus Master Fund, Ltd. dated October 30, 2006*

          14.1 Code of Business Conduct and Ethics*

          14.2 Governance Committee Charter*

          14.3 Audit Committee Charter*

          14.4 Compensation Committee Charter*

          21   Subsidiaries - None

          23.1 Consent of Deloitte & Touche LLP*

          23.2 Consent of BDO Seidman LLP*

          31.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Sec. 302*

          32 Written Statements of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Sec. 906*

          *    Filed herewith.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 29, 2006                RIVIERA TOOL COMPANY


                                        By: /s/ Kenneth K. Rieth
                                            ------------------------------------
                                            Kenneth K. Rieth,
                                            Chief Executive Officer

                                                           and


                                        By: /s/ Peter C. Canepa
                                            ------------------------------------
                                            Peter C. Canepa,
                                            Chief Financial Officer,
                                            Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 29th day of November, 2006, by the following persons on behalf of the Company and in the capacities indicated.


/s/ Jay S. Baron                        /s/ Kenneth K. Rieth
-------------------------------------   ----------------------------------------
Jay S. Baron, Director                  Kenneth K. Rieth, C.E.O, Director


/s/ James V. Gillette                   /s/ J, Dann Engels
-------------------------------------   ----------------------------------------
James V. Gillette, Director             J, Dann Engels, Director

                                  EXHIBIT INDEX

EX. NO. DESCRIPTION

     10.9 Amended and Retated Overadvance Side Letter between Registrant and Laurus Master Fund, Ltd. dated October 30, 2006*

     14.1 Code of Business Conduct and Ethics*

     14.2 Governance Committee Charter*

     14.3 Audit Committee Charter*

     14.4 Compensation Committee Charter*

     21   Subsidiaries - None

     23.1 Consent of Deloitte & Touche LLP*

     23.2 Consent of BDO Seidman LLP*

     31.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.
          Section 1350 Sec. 302*

     32 Written Statements of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Sec. 906*

     *    Filed herewith.