Form 10-Q
period 2006-11-30
RIVIERA TOOL CO
filed 2007-01-23
CIK 1018349

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

   Large accelerated filer     Accelerated filer     Non-accelerated filer  X
                           ---                   ---                       ---

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

                               Yes     No  X
                                   ---    ---

     There were 4,400,458 shares of the Registrant's common stock outstanding as of January 22, 2007.

                                     PART I
                              FINANCIAL INFORMATION
                                      INDEX

                                                                        Page No.
                                                                        --------
Item 1.  Financial Statements

         Balance Sheets as of November 30, 2006 and August 31, 2006..       3

         Statements of Operations for the Three Months Ended November
            30, 2006 and 2005........................................       4

         Statements of Cash Flows for the Three Months Ended November
            30, 2006 and 2005........................................       5

         Notes to Financial Statements...............................       6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................       9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..      15

Item 4.  Controls and Procedures.....................................      15

                                     PART II
                                OTHER INFORMATION

Item 1A. Risk Factors................................................      16

Item 6.  Exhibits....................................................      16

         Signatures..................................................      16

         Certifications

         Exhibits

                              RIVIERA TOOL COMPANY
                              FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                                                     NOVEMBER 30,    AUGUST 31,
                                                                              NOTE       2006           2006
                                                                              ----   ------------   ------------
                                                                                      (UNAUDITED)     (AUDITED)
                                   ASSETS
CURRENT ASSETS
-    Cash..................................................................          $    509,551   $    161,179
-    Accounts receivable, net..............................................             9,086,783     10,488,082
-    Costs in excess of billings/(billings in excess of costs) on
        contracts in process...............................................     2         224,222       (105,711)
-    Inventories...........................................................               249,962        249,962
-    Prepaid expenses and other current assets.............................               319,583        330,361
                                                                                     ------------   ------------
        Total Current Assets...............................................            10,390,101     11,123,873
-    Property, Plant and Equipment, net....................................     3       9,072,246      9,438,948
-    Perishable Tooling....................................................               542,431        610,048
-    Other Assets..........................................................               379,029        370,052
                                                                                     ------------   ------------
        Total Assets.......................................................          $ 20,383,807   $ 21,542,921
                                                                                     ============   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
-    Current portion of long-term debt.....................................     4    $  2,884,038   $  1,757,631
-    Accounts payable......................................................             3,801,526      4,745,328
-    Accrued liabilities...................................................               697,850        533,929
                                                                                     ------------   ------------
        Total Current Liabilities..........................................             7,383,414      7,036,088
-    Long-Term and Subordinated Debt, net of Unamortized Discount..........     4       9,791,088     11,002,033
-    Accrued Lease Expense.................................................             1,013,216        995,084
-    Other Long-Term Liabilities...........................................                16,386         16,386
                                                                                     ------------   ------------
        Total Liabilities..................................................            18,204,104     19,050,391

PREFERRED STOCK
-    Preferred stock - no par value,
        $100 mandatory redemption value:
        Authorized - 5,000 shares, Issued and outstanding - no shares......                    --             --
-    Preferred stock - no par value,
        Authorized - 200,000 shares
        Issued and outstanding - no shares.................................                    --             --

COMMON STOCKHOLDERS' EQUITY
-    Common stock - No par value:
        Authorized - 9,785,575 shares
        Issued and outstanding - 4,400,458 and 4,257,601 shares as of
        November 30 and August 31, 2006, respectively......................            17,330,483     17,280,483
-    Retained deficit......................................................           (15,150,780)   (14,787,953)
                                                                                     ------------   ------------
        Total Stockholders' Equity.........................................             2,179,703      2,492,350
                                                                                     ------------   ------------
        Total Liabilities and Stockholders' Equity.........................          $ 20,383,807   $ 21,542,921
                                                                                     ============   ============

                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  FOR THE THREE MONTHS
                                                   ENDED NOVEMBER 30
                                                -----------------------
                                                   2006         2005
                                                ----------   ----------
SALES........................................   $4,307,796   $6,063,185
COST OF SALES................................    3,641,172    5,467,385
                                                ----------   ----------
      GROSS PROFIT...........................      666,624      595,800
SELLING AND ADMINISTRATIVE EXPENSES..........      593,180      565,577
                                                ----------   ----------
      INCOME FROM OPERATIONS.................       73,444       30,223
OTHER EXPENSE
-    Interest expense........................      436,368      464,918
-    Other (income) expense..................          (97)       6,655
                                                ----------   ----------
   TOTAL OTHER EXPENSE.......................      436,271      471,573
      LOSS BEFORE INCOME TAXES...............     (362,827)    (441,350)
                                                ----------   ----------
INCOME TAXES.................................           --           --
                                                ----------   ----------
      NET LOSS AVAILABLE FOR COMMON SHARES...   $ (362,827)  $ (441,350)
                                                ==========   ==========
BASIC AND DILUTED LOSS PER COMMON SHARE......   $     (.09)  $     (.11)
                                                ==========   ==========
WEIGHTED-AVERAGE BASIC AND DILUTED
   COMMON SHARES OUTSTANDING.................    4,292,826    3,984,874
                                                ==========   ==========

                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        FOR THE THREE MONTHS
                                                                                         ENDED NOVEMBER 30,
                                                                                      ------------------------
                                                                                         2006         2005
                                                                                      ----------   -----------
OPERATING ACTIVITIES
Net loss...........................................................................   $ (362,827)  $  (441,350)
Adjustments to reconcile net loss to net cash from/(used in) operating activities:
-    Depreciation and amortization.................................................      395,634       419,890
-    Debt discount amortization....................................................       58,500        22,750
(Increase) decrease in assets:
-    Accounts receivable...........................................................    1,401,299    (2,398,952)
-    Costs in excess of billings on contracts in process...........................     (329,933)    1,128,561
-    Perishable tooling............................................................       67,617         4,800
-    Prepaid expenses and other current assets.....................................       10,778        71,414
Increase (decrease) in liabilities:
-    Accounts payable..............................................................     (943,802)      414,756
-    Accrued lease expense.........................................................       18,132        12,513
-    Accrued liabilities...........................................................      163,921         8,236
                                                                                      ----------   -----------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.......................   $  479,319   $  (757,382)
                                                                                      ----------   -----------
INVESTING ACTIVITIES
-    Increase (decrease) in other assets...........................................       (8,977)       36,017
-    Purchases of property, plant and equipment....................................      (28,932)      (28,105)
                                                                                      ----------   -----------
         NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                          $  (37,909)  $     7,912
                                                                                      ----------   -----------
FINANCING ACTIVITIES
-    Net borrowings (repayments) on revolving credit line..........................     (920,053)    1,103,256
-    Net borrowings (repayments) on overformula....................................    1,000,000            --
-    Principal payments on secured convertible term note and note payable to bank..     (195,728)     (313,659)
-    Payments on capital lease.....................................................       (2,048)       (1,917)
-    Proceeds from other financing.................................................       24,791            --
                                                                                      ----------   -----------
         NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES......................    $  (93,038)  $   787,680
                                                                                      ----------   -----------
            NET INCREASE IN CASH..................................................    $  348,372   $    38,210
                                                                                      ==========   ===========
CASH - Beginning of Period.........................................................      161,179       239,475
                                                                                      ----------   -----------
CASH - End of Period...............................................................   $  509,551   $   277,685
                                                                                      ==========   ===========

                        See notes to financial statements

                              RIVIERA TOOL COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2006

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

In the opinion of management, the Financial Statements have been prepared and reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly such information in accordance with generally accepted accounting principles. These Financial Statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K dated November 30, 2006, for the fiscal year ended August 31, 2006.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2006, the Company sustained a net loss of $1,639,218. This loss resulted in an accumulated deficit of $14,787,953 as of August 31, 2006. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes that the revolving line of credit, overadvance facility and the funds generated from operations, should be sufficient to cover anticipated cash needs through fiscal 2007. However, depending on Company's primary lenders' willingness to extend the due date of the overadvance facility as well as the level of future sales, terms of such sales, financial performance and cash flow of existing contracts such financing may not be sufficient to support operations. Therefore, the Company may be required to seek additional sources of funding. The results of operations for the three-month period ended November 30, 2006 may not be indicative of the results to be expected for the full year.

Basic earnings per share ("EPS) excludes dilution and is computed by dividing earnings/(loss) available to common stockholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. Diluted EPS is computed by increasing the weighted average number of shares outstanding by the dilutive effect, if any, of the issuance of common stock for options outstanding under the 1996 Incentive Employee Stock Option Plan, as amended, 1998 Key Employee Stock Option Plan, convertible debt and the other non-employee options. Weighted average shares issuable upon the exercise of stock options that were not included in the (loss) earnings per share calculations were 831,000 in the quarter ended November 30, 2006.

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

NOTE 2 - COSTS AND BILLINGS ON CONTRACTS IN PROCESS

Costs and billings on contracts in process are as follows:

                                                                    NOVEMBER 30,    AUGUST 31,
                                                                        2006           2006
                                                                    ------------   -----------
Costs incurred on contracts in process under the percentage-of-
   completion method ............................................    $13,061,827   $12,981,159
Estimated gross profit (loss) ...................................        950,000       675,000
                                                                     -----------   -----------
   Total ........................................................     14,011,827    13,656,159
Less progress payments received and progress billings to date ...     13,787,605    13,761,870
                                                                     -----------   -----------
      COSTS IN EXCESS OF BILLINGS ON CONTRACTS IN PROCESS .......    $   224,222   $  (105,711)
                                                                     ===========   ===========

Included in estimated gross profit (loss) for November 30, 2006 and August 31, 2006 are jobs with losses accrued of $661,525 and $480,658, respectively.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

                                                     NOVEMBER 30,    AUGUST 31,
                     CATEGORY                            2006           2006
                     --------                        ------------   -----------
-    Leasehold improvements ......................    $ 1,152,036   $ 1,338,712
-    Office furniture and fixtures ...............        110,157       104,313
-    Machinery and equipment .....................     21,053,910    21,696,157
-    Computer equipment and software .............      1,145,628     1,264,779
-    Transportation equipment ....................         58,114       102,036
                                                      -----------   -----------
        Total cost ...............................     23,519,845    24,505,997
-    Accumulated depreciation and amortization ...     14,447,599    15,067,049
                                                      -----------   -----------
        PROPERTY, PLANT AND EQUIPMENT ............    $ 9,072,246   $ 9,438,948
                                                      ===========   ===========

NOTE 4 - LONG-TERM DEBT

The Company's long-term debt consists of the following:

                                                     NOVEMBER 30,    AUGUST 31,
                     DEBT TYPE                           2006           2006
                     ---------                       ------------   -----------
CONVERTIBLE REVOLVING NOTE
-    The convertible revolving working capital
     credit line is collateralized by
     substantially all assets of the Company and
     provides for borrowing, subject to certain
     collateral requirements, up to $11 million.
     The credit line is due May 17, 2008, and
     bears interest, payable monthly, at prime
     rate plus 1.25% (as of November 30, 2006, an
     effective rate of 8.25%) ....................    $ 8,877,185   $ 9,797,238

                              RIVIERA TOOL COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 30, 2006

NOTE 4 - LONG-TERM DEBT - CONTINUED

                                                     NOVEMBER 30,    AUGUST 31,
                     DEBT TYPE                           2006           2006
                     ---------                       ------------   -----------
OVERFORMULA
-    The overadvance loan is due June 30, 2007 and
     bears interest at prime rate plus 1.25% (as
     of November 30, 2006, an effective rate of
     8.25%) ......................................      1,550,000       550,000

SECURED CONVERTIBLE TERM NOTE
-    The convertible term note is due May 17, 2008
     and is payable in monthly installments of
     $96,970 commencing September 1, 2005, plus
     interest at prime rate plus 4%, (as of
     November 30, 2006, an effective rate of
     11.25%) .....................................      1,745,455     2,036,364

NOTES PAYABLE TO BANK
-    Subordinated note payable to bank is due
     January 1, 2008 and is payable in monthly
     installments of $31,000, including interest
     at 11% ......................................        816,158       770,977

OTHER
-    Other .......................................         27,578         4,835
                                                      -----------   -----------
Total debt .......................................     12,901,376    13,159,414
                                                      -----------   -----------
Less: unamortized debt discount ..................        341,250       399,750
Less: current portion of long-term debt and
   unamortized debt discount .....................      2,884,038     1,757,631
                                                      -----------   -----------
      LONG-TERM DEBT, NET OF UNAMORTIZED
         DISCOUNT ................................    $ 9,791,088   $11,002,033
                                                      ===========   ===========

On May 17, 2005, the Company entered into a new senior loan facility with Laurus Master Fund LTD. ("Laurus"). In connection with such financing, the Company entered into a Securities Purchase Agreement and a Security Agreement (collectively, the "Agreements"). Pursuant to these Agreements, the Company received a Secured Convertible Term Loan (the "Term Loan") in the aggregate principal amount of $3.2 million as well as a Revolving Credit Note (the "Revolving Facility") with a maximum availability of $11.0 million. The Revolving Facility is convertible by Laurus into shares of the Company's common stock at a rate of $1.66 per share. The Agreements are subject to certain restrictions and various covenants, including a borrowing base formula of ninety percent of eligible accounts receivable and fifty percent of the lesser of work-in-process inventory or $5 million. The Term Loan monthly installments may be paid in Company common stock if the average closing price of the Company's common stock for five trading days prior to due date is greater or equal to 115% of the fixed conversion price ($1.66) and the amount of such conversion does not exceed 25% of the aggregate trading dollar volume of the Company's common stock for the period of 22 trading days immediately preceding such conversion date. In addition, the Company issued an option to purchase 650,000 shares of its Common Stock at an exercise price of $.01. The Company recorded the cost of this option as debt discount. The debt discount was determined by calculating the difference between the closing price of the stock on May 17, 2005 (the date of the option issuance) and the option exercise price of $.01 per share. The closing price on May 17, 2005 was $.93 per share, thus the total debt discount of the option was $702,000. The debt discount is being amortized over the term of the financing. During the first quarter of fiscal 2006 and 2007 the Company recorded $22,750 and $58,500 in debt discount expense, respectively.

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

On October 31, 2006, the Company amended and restated the Overadvance Side Letter Agreement with Laurus. Under the original Overadvance Side Letter Agreement, dated May 17, 2005, the Company received a loan in excess of the formula amount allowable under the Revolving Facility totaling $2.3 million. As of August 31, 2006, the Company had lowered the overformula loan balance to $550,000. Under the October 31, 2006 amended agreement, such amount was increased to $1,550,000 and will expire June 30, 2007.

As of November 31, 2006, the Company was in non-compliance with its Notes Payable to Bank for delinquent payments. As this note payable is subordinate to the Convertible Revolving Note, Overformula and Secured Convertible Term Note there is no acceleration clause under which they can accelerate payment. As such, the debt is recorded as long-term, net of current portion of long-term debt.

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

                                                   For The Three
                                                    Months Ended
                                                    November 30
                                                  --------------
                                                   2006     2005
                                                  -----    -----
SALES .........................................   100.0%   100.0%
COST OF SALES .................................    84.5%    90.2%
                                                  -----    -----
      GROSS PROFIT ............................    15.5%     9.8%
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ...    13.8%     9.3%
                                                  -----    -----
      INCOME FROM OPERATIONS ..................     1.7%     0.5%
   INTEREST EXPENSE ...........................    10.1%     7.7%
   OTHER EXPENSE ..............................      --      0.1%
                                                  -----    -----
      TOTAL OTHER EXPENSE .....................    10.1%     7.8%
LOSS BEFORE INCOME TAX EXPENSE ................    (8.4%)   (7.3%)
INCOME TAX EXPENSE ............................      --       --
                                                  -----    -----
      NET LOSS ................................    (8.4%)   (7.3%)
                                                  =====    =====

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

In the opinion of management, the Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly such information in accordance with generally accepted accounting principles. These Financial Statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K dated November 30, 2006, for the fiscal year ended August 31, 2006.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2006, the Company sustained a net loss of $1,639,218. This loss resulted in an accumulated deficit of $14,787,953 as of August 31, 2006. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes that the revolving line of credit, overadvance and the funds generated from operations, should be sufficient to cover anticipated cash needs through fiscal 2007. However, depending on Company's primary lenders' willingness to extend the due date of the overadvance facility as well as the level of future sales, terms of such sales, financial performance and cash flow of existing contracts such financing may not be sufficient to support operations. Therefore, the Company may be required to seek additional sources of funding.

The results of operations for the three-month period ended November 30, 2006 may not be indicative of the results to be expected for the full year.

             COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2005
                  TO THE THREE MONTHS ENDED NOVEMBER 30, 2006.

REVENUES

                      FIRST QUARTER ENDED                  PERCENT
                      -------------------    INCREASE/    INCREASE/
REVENUE                 2005       2006     (DECREASE)   (DECREASE)
-------               --------   --------   ----------   ----------
Total Revenue .....    $   6.1m   $   4.3m   $   (1.8)m     (30%)
Contract Backlog ..    $  12.9m   $   3.9m   $  (9.0m)      (70%)
Shop Floor Hours ..     72,800     61,700     (11,100)      (15%)

Revenues for the three months ended November 30, 2006 totaled $4.3 million as compared to $6.1 million for the three months ended November 30, 2005, a decrease of $1.8 million or 30%. This decrease was a result of the Company having a lower contract backlog at the start of the first quarter of 2006 as compared to 2005. The Company experienced a total of 61,700 shop floor hours for the first quarter of 2006 as compared to 72,800 in the first quarter of 2005, a decrease of 15%.

The Company's backlog of awarded contracts, which are all believed to be firm, was approximately $3.9 million and $12.9 million as of November 30, 2006 and 2005, respectively. The Company expects all backlog contracts will be reflected in sales during fiscal year ending August 31, 2007.

The Company believes the domestic tooling industry continues to be unstable, as does the overall domestic automotive industry. With the prevalence of global sourcing and related pricing pressure issues, uncertainty to the domestic tooling industry will continue. These issues in conjunction with delayed new model developments have contributed to the Company's decreased backlog and related revenues. The Company recently has seen an increase in domestic quoting activity, which may result in future orders.

COST OF SALES

                               FIRST QUARTER
                                   ENDED                     PERCENT
                              --------------   INCREASE/    INCREASE/
COST OF GOODS SOLD             2005    2006    (DECREASE)   (DECREASE)
------------------            -----   ------   ----------   ----------
Direct Costs ..............   $3.2m    $1.5m     $(1.7)m       (53%)
Engineering Expense .......   $0.6m    $0.4m     $(0.2)m       (33%)
Manufacturing Overhead ....   $1.7m    $1.7m     $  --           --
                              ----     ----      -----         ----
Total Cost of Goods Sold ..   $5.5m    $3.6m     $(1.9)m       (33%)
                              ====     ====      =====         ====

Cost of goods sold decreased from $5.5 million for the first quarter of fiscal 2006 to $3.6 million for 2007 and, as a percent of sales, decreased from 90% for 2006 to 85% for 2007. Gross margin increased to 15% for 2007 from 10% for 2006. This 5 percent change in gross margin was impacted by a number of factors including volume and the mix of projects from the comparable quarter in the prior year and, changes in estimated costs to complete on projects in process. Direct costs (materials and labor) decreased by $1.7 million, from $3.2 million for 2006 to $1.6 million for 2007. Engineering expense increased by $133,000 from $540,000 for 2006 to $407,000 for 2007. Lastly, of the cost of goods sold, manufacturing overhead decreased by $37,000 from $1.71 million for 2006 to $1.67 million for 2007. Additional details of these changes in cost of sales for the first quarters of fiscal 2006 and 2007 are as follows:

- Direct materials expense decreased from $1.3 million for 2006 to $0.3 million for 2007 and decreased as a percent of sales from 21% to 6%. This decrease was largely due to lower contract volume requirements and the mix of contracts. During the first quarter of 2007, much of the contracts in process were in the later stage of completion as compared to 2006 and resulted in lower direct material requirements and expense. Outside services expense decreased from $585,000 for 2006 to $117,000 for 2007 and as a percent of sales from 9% to 3%, respectively. This decrease was largely due to the Company contracts during 2007 being at a stage of completion whereas less outside machining, die patterns, laser cutting and heat treat services were required.

- Direct labor expense decreased from $1.3 million for 2006 to $1.2 million for 2007 however, as a percent of sales, increasing from 22% to 27%. This change was a result of the Company incurring a $1.8 million decrease in revenues while direct labor expense decreased by only $145,000. Of the total direct labor expense, regular or straight time decreased by $34,000 however as a percent of sales, increased from 14% for 2006 to 19% for 2007. Overtime expense decreased from $475,000 for 2006 to $364,000 for 2007, however as a percent of sales, remained consistent at 8%.

- Engineering expense increased from $540,000, 9% of sales, for 2006 to $407,000, 9% of sales, for 2007. This decrease was due to the Company's decrease in awarded contracts and backlogs, and the resulting decrease in the number of engineering personnel necessary to fulfill the design and project management portions of the Company's current contract backlog.

- Manufacturing overhead was $1.71 million or 28% of sales for 2006 as compared to $1.68 million or 39% of sales for 2007. During 2007, decreases in manufacturing overhead were largely due to a $34,000 decrease in perishable tool expense and a $31,000 decrease in manufacturing supplies expense. These decreases were offset by increases of $11,000 in utilities expense, $9,000 maintenance supplies and machinery repairs, $8,000 in general, health and workers compensation insurance expense and $8,000 in building rent expense.

SELLING AND ADMINISTRATIVE EXPENSE

                              FIRST QUARTER ENDED                  PERCENT
SELLING ABD ADMINISTRATIVE    -------------------    INCREASE/    INCREASE/
         EXPENSE                2005       2006     (DECREASE)   (DECREASE)
--------------------------    --------   --------   ----------   ----------
Selling & Administrative
   Expense................    $566,000   $593,000     $27,000       4.8%

Selling and administrative expense increased from $566,000 for the first quarter of 2006 to $593,000 for 2007. As a percent of sales, selling and administrative expense increased from 9% for 2006 to 14% for 2007. The largest selling and administrative expense increases included $26,000 in travel expenses and $21,000 in legal and professional expense. These increases were offset by decreases of $14,000 in public company and director fee expense, $6,000 in 401(K) expense, as well as decreases in office supplies expense, office salaries expense and payroll tax expenses.

INTEREST EXPENSE

                      FIRST QUARTER ENDED                  PERCENT
                      -------------------    INCREASE/    INCREASE/
INTEREST EXPENSE        2005       2006     (DECREASE)   (DECREASE)
----------------      --------   --------   ----------   ----------
Interest Expense...   $465,000   $436,000    $(29,000)      (6%)

Interest expense decreased from $465,000 for 2006 to $436,000 for 2007. This decrease was largely due to the Company's mix of debt during the first quarter of 2007 as compared to 2006. The Company's higher interest debt during the first quarter of 2007 was lower than the same period of 2006. Offsetting this decreased interest expense, the Company incurred increased debt discount expense during the first quarter of 2007 as compared to 2006. During the first quarter of 2007, the Company recorded $58,500 in debt discount expense versus $22,750 in 2006.

The following table illustrates the Company's total long-term debt on a quarterly basis during fiscal 2007 and fiscal 2006.

                              (PERFORMANCE GRAPH)

                     2006      2007
                   -------   -------
Nov. 30            $13,566   $12,901
Feb. 28            $14,568
May 31             $14,138
Aug. 31            $13,159
Weighted-Average   $13,858

FEDERAL INCOME TAXES

For the three months ended November 30, 2006, the Company recorded a valuation allowance of approximately $123,000 to offset the income tax benefit utilizing a 34% statutory tax rate. For the three months ended November 30, 2005, the Company recorded a valuation allowance of approximately $150,000 to offset the income tax benefit. For the year ended August 31, 2007, the Company anticipates utilizing a 34% statutory tax rate in establishing its provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

                                 FIRST QUARTER ENDED
LIQUIDITY AND CAPITAL           --------------------
     RESOURCES                     2005       2006
---------------------           ---------   --------
Cash Flow From/(Used in):
-    Operations .............   $(757,382)  $479,319
-    Investing Activities ...   $   7,912   $(37,909)
-    Financing Activities ...   $ 787,680   $(93,038)

During the three months ended November 30, 2006, the Company's cash from operating activities was $479,000. This largely resulted from decreases of $1.4 million in account receivables and $164,000 in accrued liabilities offset an increase of $330,000 in contracts in process and a decrease of $944,000 in accounts payable. The Company utilized a portion of its cash from operating activities by decreasing overall debt by $93,000.

The Company believes that the revolving line of credit and the funds generated from operations, should be sufficient to cover anticipated cash needs through fiscal 2007. However, depending on the Company's primary lenders willingness to extend the due date of the overformula facility as well as the level of future sales, terms of such sales, financial performance and cash flow of existing contracts, such financing may not be sufficient to support operations. Therefore, the Company may be required to seek additional sources of funding.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following table provides information on the Company's debt as of November 30, 2006 and August 31, 2006 that are sensitive to changes in interest rates.

                                                         AMOUNT        MATURITY
AS OF NOVEMBER 30, 2006                               OUTSTANDING        DATE
-----------------------                               -----------   -------------
CONVERTIBLE REVOLVING NOTE:
Variable rate revolving credit line at an interest
rate of prime rate plus 1.25% (as of November 30,
2005, an effective rate of 8.25%)..................    $8,877,185   May 17, 2008

SECURED CONVERTIBLE TERM NOTE:
At an interest rate of prime plus 4.00% (as of
November 30, 2005, an effective rate of 11.25%)....    $1,745,455   May 17, 2008

OVERFORMULA:
At an interest rate of prime plus 1.25% (as of
November 30, 2005, an effective rate of  8.25%)....    $1,550,000   June 30, 2007

                                                         AMOUNT        MATURITY
AS OF AUGUST 31, 2006                                 OUTSTANDING        DATE
---------------------                                 -----------   -------------
CONVERTIBLE REVOLVING NOTE:
Variable rate revolving credit line at an interest
rate of prime rate plus 1.25% (as of August 31,
2006, an effective rate of 9.5%)...................    $9,797,238   May 18, 2008

SECURED CONVERTIBLE TERM NOTE:
At an interest rate of prime plus 4.00% (as of
August 31, 2006, an effective rate of 12.25%)......    $2,036,364   May 18, 2008

OVERFORMULA:
At an interest rate of prime plus 1.25% (as of
August 31, 2006, an effective rate of 9.5%)........    $  550,000   June 30, 2007

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting: There were no changes in the Company's internal control over financial reporting during the Company's first fiscal quarter ended November 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company is not currently an accelerated or large accelerated filer and is not currently subject to the internal control reporting requirements under
Section 404 of the Sarbanes-Oxley Act until its fiscal year ended August 31, 2008. The Company has begun documentation of processes for its internal controls and will comply with Section 404 as required.

                           PART II. OTHER INFORMATION

ITEM 1A: RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the factors discussed in "Risk Factors" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2006, which could materially affect the Company's business, financial condition and/or operating results. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

ITEM 6. EXHIBITS

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

Date: January 22, 2007

                                        Riviera Tool Company


                                        /s/ Kenneth K. Rieth
                                        ----------------------------------------
                                        Kenneth K. Rieth
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


                                        /s/ Peter C. Canepa
                                        ----------------------------------------
                                        Peter C. Canepa
                                        Chief Financial Officer, Treasurer and
                                        Secretary (Principal Financial and
                                        Accounting Officer)

                                  Exhibit Index

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
31.1          Written Statement of the Chief Executive Officer Pursuant to 18
              U.S.C. Section 1350 Sec. 302

31.2          Written Statement of the Chief Financial Officer Pursuant to 18
              U.S.C. Section 1350 Sec. 302

32            Written Statement of the Chief Executive Officer and Chief
              Financial Officer Pursuant to 18 U.S.C. Section 1350 Sec. 906